Form 10KT405
period 1999-12-31
TXU EUROPE CAPITAL I; TXU EUROPE FUNDING I L P
filed 2000-05-11
CIK 1099392, 1099393

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

            [ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                     -- OR--

          [X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              EXACT NAME OF REGISTRANT AS
              SPECIFIED IN ITS CHARTER;                          STATE OR OTHER
COMMISSION    ADDRESS OF PRINCIPAL EXECUTIVE  I.R.S. EMPLOYER    JURISDICTION OF
FILE NUMBER   OFFICES; AND TELEPHONE NUMBER   IDENTIFICATION NO. INCORPORATION

--------------------------------------------------------------------------------

001-15709-01  TXU EUROPE CAPITAL I            To Be Applied For     Delaware
              Energy Plaza
              1601 Bryan Street
              Dallas, Texas 75201-3411
              (214) 812-4600

333-82307-02  TXU EUROPE FUNDING I, L.P.      To Be Applied For     Delaware
              Suite 350
              1013 Centre  Street
              Wilmington, Delaware 19805


SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                   NAME OF EACH EXCHANGE ON
REGISTRANT              TITLE OF EACH CLASS            WHICH REGISTERED
----------              -------------------            ----------------

TXU Europe Capital I    9 3/4% Trust Originated        New York Stock Exchange
                        Preferred Securities

--------------------------------------------------------------------------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  None


Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days.  Yes      No  X
                                                    ----   -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of common stock
held by non-affiliates:                     TXU Europe Capital I - None
                                            TXU Europe Funding I, L.P. - None

Common stock outstanding at May 4, 2000:    TXU Europe Capital I - None
                                            TXU Europe Funding I, L.P. - None


DOCUMENTS INCORPORATED BY REFERENCE: PROSPECTUS, DATED FEBRUARY 24, 2000, FILED PURSUANT TO RULE 424(B) (3) IN CONNECTION WITH REGISTRATION STATEMENT ON FORM S-1 (NOS. 333-93509, 333-93509-01, 333-93509-02 AND 333-93509-03) FILED BY
THE REGISTRANTS, TXU EASTERN FUNDING COMPANY AND TXU EUROPE LIMITED, INCORPORATED IN PART BY REFERENCE IN PART I.

                                TABLE OF CONTENTS

                                     PART I

ITEM 1.  BUSINESS .......................................................... 1

         SUMMARY CORPORATE STRUCTURE........................................ 1

         TXU EUROPE CAPITAL I .............................................. 1

         TXU EUROPE FUNDING I, L.P.......................................... 1

         TXU EUROPE LIMITED................................................. 2

ITEM 2.  PROPERTIES......................................................... 2

ITEM 3.  LEGAL PROCEEDINGS.................................................. 2

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................ 2


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS................................................ 2

ITEM 6.  SELECTED FINANCIAL DATA............................................ 3

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS.............................................. 3

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......... 3

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................ 3

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND FINANCIAL DISCLOSURE...........................................10


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................10

ITEM 11. EXECUTIVE COMPENSATION.............................................11

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.....11

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................11


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K....11


SIGNATURES   ...............................................................14

                                     PART I

     ITEM 1.  BUSINESS

                           SUMMARY CORPORATE STRUCTURE

         TEXAS UTILITIES COMPANY (doing business as TXU Corp.)

                  TXU EUROPE LIMITED

                           TXU Europe CP, Inc.

                                    TXU Europe Capital I

                           TXU Europe Funding I, L.P.



                              TXU EUROPE CAPITAL I

TXU Europe Capital I (TXU Europe Capital or the Trust) is a statutory business trust created under the Delaware Business Trust Act pursuant to a trust agreement (Trust Agreement) and the filing of a certificate of trust with the Secretary of State of the State of Delaware on November 22, 1999. The Trust Agreement was subsequently amended by an Amended and Restated Trust Agreement dated as of March 2, 2000. TXU Europe CP, Inc. (the Control Party), a Delaware corporation, retains administrative and appointment powers with respect to the trust by virtue of its ownership of the trust's control certificate. The control certificate does not provide any economic interest in the trust to the Control Party. The trust exists for the exclusive purpose of (i) issuing the control certificate and 9 3/4% Trust Originated Preferred Securities (Preferred Trust Securities) representing undivided beneficial ownership interest in the assets of the Trust, (ii) investing the gross proceeds from the issuance of the Preferred Trust Securities in 9.75% Preferred Partnership Securities of TXU Europe Funding I, L.P. (TXU Europe Funding or the Partnership), representing the limited partnership interests of the Partnership and (iii) engaging in only those other activities necessary or incidental thereto. The Trust has a perpetual existence, subject to certain termination events as provided in its Amended and Restated Trust Agreement. The Trust has no employees.

                           TXU EUROPE FUNDING I, L.P.

         TXU Europe Funding I, L.P. is a limited partnership that was formed under the Delaware Revised Uniform Limited Partnership Act, as amended, pursuant to an agreement of limited partnership and the filing of a certificate of limited partnership with the Secretary of State of Delaware on November 22, 1999, which was subsequently amended by an amended and restated agreement of limited partnership dated as of March 2, 2000. TXU Europe Limited is the sole general partner of the Partnership. The Partnership is managed by the general partner and exists for the exclusive purpose of (i) issuing its Partnership interests, (ii) purchasing certain eligible debt instruments of TXU Eastern Funding Company (TXU Eastern Funding) and TXU Europe Group plc with the proceeds from (a) the sale of its 9.75% Preferred Partnership Securities, representing limited partnership interests in the Partnership, to the Trust and (b) a capital contribution from TXU Europe Limited in exchange for the general partnership interest in the Partnership (collectively, the Partnership Proceeds) and (iii) engaging in only those other activities necessary or incidental thereto. The Partnership has no employees.

         The information set forth under the headings "TXU Europe Capital I", "TXU Europe Funding I, L.P." "Description of the TOPrS", "Description of the Trust Guarantee", "Description of the Preferred Partnership Securities",

"Description of the Partnership Guarantee" and "Description of the Funding Debentures" in the Prospectus dated February 24, 2000 of the Trust and the Partnership are incorporated by reference herein.

                               TXU EUROPE LIMITED

         TXU Europe Limited is the sole general partner of the Partnership. In addition, the Control Party is a wholly-owned subsidiary of TXU Europe Limited. TXU Europe Limited is a private limited company incorporated under the laws of England and Wales on February 5, 1998 and is an indirect wholly-owned subsidiary of TXU Corp. TXU Corp. is a holding company that, through its subsidiaries, is engaged in the generation, purchase, transmission, distribution and sale of electricity; the gathering, processing, transmission and distribution of natural gas; energy services; and telecommunications, primarily in the United States
(US), Europe and Australia. TXU Europe Limited is a holding company for TXU Corp.'s United Kingdom (UK) and other European operations.

         Almost all of TXU Europe Limited's operating income is derived from TXU Europe Group plc (TXU Europe Group) and TXU Europe Group's subsidiaries, and almost all of TXU Europe Limited's consolidated assets are held by TXU Europe Group and TXU Europe Group's subsidiaries. TXU Europe Limited owns 90% of the outstanding ordinary shares of TXU Finance (No. 2) Limited, (TXU Finance). The remaining 10% of TXU Finance's outstanding ordinary shares are owned by a wholly-owned US subsidiary of TXU Corp.

         TXU Eastern Funding is a private unlimited company incorporated under the laws of England and Wales and is a wholly-owned indirect subsidiary of TXU Europe Limited. TXU Eastern Funding was organized solely to provide funding for the operations of TXU Europe Limited and its subsidiaries by issuing debt securities and lending the proceeds to TXU Europe Limited.

ITEM 2.  PROPERTIES

None

ITEM 3.  LEGAL PROCEEDINGS

         TXU Europe Capital and TXU Europe Funding know of no material legal or arbitration proceedings which could have a material adverse effect upon TXU Europe Capital's or TXU Europe Funding's businesses or financial positions.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The control certificate of the Trust and the general partnership interest in the Partnership are owned directly or indirectly by TXU Europe Limited and ultimately held indirectly by TXU Corp.

ITEM 6.  SELECTED FINANCIAL DATA

None. The Trust and the Partnership have been in existence from formation (November 22, 1999), and there have been no changes in the financial condition or results of operations for the period from formation through December 31, 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

None. The Trust and the Partnership have been in existence from formation (November 22, 1999), and there have been no changes in the financial condition or results of operations for the period from formation through December 31, 1999.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

None. The Trust and the Partnership have been in existence from formation (November 22, 1999), and there have been no transactions involving market risk for the period from formation through December 31, 1999.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Trustees of TXU Europe Capital I

         We have audited the accompanying balance sheet of TXU Europe Capital I (the "Trust") as of December 31, 1999. This balance sheet is the responsibility of the Trust's management. Our responsibility is to express an opinion on this balance sheet based on our audit.

         We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audit of the balance sheet provides a reasonable basis for our opinion.

         In our opinion, such balance sheet presents fairly, in all material respects, the financial position of the Trust as of December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.


/S/ DELOITTE & TOUCHE

May 4, 2000
London, England

                                BALANCE SHEET OF

                              TXU EUROPE CAPITAL I

                                                             December 31, 1999
                                                             -----------------


         Assets.................................................$         0
                                                                 ==========

         Trust Originated Preferred Securities..................$         0
                                                                 ==========




                 NOTES TO BALANCE SHEET OF TXU EUROPE CAPITAL I

1.       DESCRIPTION OF BUSINESS

             TXU Europe Capital I (TXU Europe Capital or the Trust) is a statutory business trust formed on November 22, 1999 under the laws of the State of Delaware for the exclusive purpose of (i) issuing Trust Originated Preferred Securities (Preferred Trust Securities) representing undivided beneficial ownership interest in the assets of the Trust, (ii) purchasing Preferred Partnership Securities representing the limited partnership interests of TXU Europe Funding I, L.P. (TXU Europe Funding or the Partnership) with the proceeds from the sale of the Preferred Trust Securities, and (iii) engaging in only those other activities necessary or incidental thereto. The Trust has a perpetual existence, subject to certain termination events as provided in its Trust Agreement.

              The proceeds from the Trust's sale of the Preferred Trust Securities will be used to purchase the Preferred Partnership Securities from the Partnership. Holders of the Preferred Trust Securities will have limited voting rights and will not be entitled to vote to appoint, remove or replace, or to increase or decrease the number of, Trustees, which voting rights are vested exclusively in the holder of a control certificate.

             TXU Europe Limited will be obligated to pay compensation to the underwriters of the offering of the Preferred Trust Securities. TXU
         Europe Limited will pay all fees and expenses related to the organization and operations of the Trust (including any taxes, duties, assessments or governmental charges of whatever nature (other than withholding taxes) imposed by the United States or any other domestic taxing authority upon the Trust) and the offering of the Preferred Trust Securities and be responsible for all debts and other obligations of the Trust (other than the Preferred Trust Securities). TXU Europe Limited will also agree to indemnify the trustees and certain other persons.

2.       BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

             The financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (US
         GAAP).

             USE OF ESTIMATES - The preparation of the Trust's financial statements requires management to make estimates and assumptions about future events that affect the reporting and disclosure of assets and liabilities at the balance sheet dates and the reported amounts of revenue and expense during the period covered by the consolidated financial statements. In the event estimates and/or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information.

3.       SUBSEQUENT EVENT - ISSUANCE OF PREFERRED TRUST SECURITIES

             On March 2, 2000, the Trust issued to investors 6,000,000 units of 9 3/4% Preferred Trust Securities in an aggregate liquidation amount of $150 million. In a series of related transactions, the proceeds from this issuance were invested in Preferred Partnership Securities issued by the Partnership. The Partnership, in turn, used those funds, along with a capital contribution of approximately $26 million from TXU Europe Limited received March 2, 2000, to purchase junior subordinated debentures issued by TXU Eastern Funding Company and TXU Europe Group plc. The Preferred Trust Securities have a liquidation preference of $25 per unit. The only assets of the Trust are the Preferred Partnership Securities. The Preferred Trust Securities are subject to mandatory redemption upon payment of the Preferred Partnership Securities which may be redeemed at the option of TXU Europe Limited, in whole, or in part, at any time on or after March 2, 2005. The Trust will use distributions it receives on the Preferred Partnership Securities to make cash distributions on the Preferred Trust Securities. TXU Europe Limited has issued guarantees of the Preferred Trust Securities, the Preferred Partnership Securities and the junior subordinated debentures held by the Partnership.

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the General Partner and Initial Limited Partner of TXU Europe Funding I, L.P.

         We have audited the accompanying balance sheet of TXU Europe Funding I, L.P. (the "Partnership") as of December 31, 1999. This balance sheet is the responsibility of the Partnership's management. Our responsibility is to express an opinion on this balance sheet based on our audit.

         We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audit of the balance sheet provides a reasonable basis for our opinion.

         In our opinion, such balance sheet presents fairly, in all material respects, the financial position of the Partnership as of December 31, 1999, in conformity with accounting principles generally accepted in the United States of America.



/s/ DELOITTE & TOUCHE

May 4, 2000
London, England

                                BALANCE SHEET OF
                           TXU EUROPE FUNDING I, L.P.

                                DECEMBER 31, 1999

         Assets................................................$     0
                                                               ========

         Partnership Securities
                  Limited partner interest.....................  $  85
                  General partner interest.....................     15
                                                                  -----
                                                                   100
         Less:  Receivables from partners for subscribed
                partnership interests..........................   (100)
                                                                 -----
         Partnership Equity....................................$    0
                                                                 ======



             NOTES TO BALANCE SHEET OF TXU EUROPE FUNDING I, L.P.

1.       DESCRIPTION OF BUSINESS

             TXU Europe Funding I, L.P. (the Partnership) is a limited partnership that was formed under the Delaware Revised Uniform Limited Partnership Act on November 22, 1999, for the exclusive purpose of (i) issuing its Partnership interests, (ii) purchasing certain eligible debt instruments of TXU Eastern Funding Company and one or more subsidiaries of TXU Europe Limited with the proceeds from (a) the sale of Preferred Partnership Securities to TXU Europe Capital I (the Trust) and (b) a capital contribution from TXU Europe Limited in exchange for the general partnership interest in the Partnership (collectively, the Partnership Proceeds) and (iii) engaging in only those other activities necessary or incidental thereto.

             Except as provided in the forms of Amended and Restated Limited Partnership Agreement and Preferred Partnership Securities Guarantee Agreement, and as otherwise provided by law, the holders of the Preferred Partnership Securities will have no voting rights.

             The Partnership Proceeds will be used initially to purchase debt instruments from TXU Eastern Funding Company and one or more eligible subsidiaries of TXU Europe Limited, and other eligible debt securities. The Partnership will have a perpetual existence subject to certain termination events. TXU Europe Limited is the sole general partner of the Partnership and, in that capacity, has agreed to pay all fees and expenses related to the organization and operations of the Partnership (including any taxes, duties, assessments or government charges of whatever nature (other than withholding taxes) imposed by the United States or any other domestic taxing authority upon the Partnership) and the offering of the Preferred Partnership Securities and be responsible for all debts and other obligations of the Partnership (other than with respect to the Preferred Partnership Securities). TXU Europe Limited, as sole general partner, will agree to indemnify certain officers and agents of the Partnership.

2.       BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

             The  financial   statements   are  prepared  in  conformity   with
         accounting principles generally accepted in the United States of America (US GAAP).

             USE OF ESTIMATES - The preparation of the Partnership's financial statements requires management to make estimates and assumptions about future events that affect the reporting and disclosure of assets and liabilities at the balance sheet dates and the reported amounts of revenue and expense during the period covered by the consolidated financial statements. In the event estimates and/or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information.

3.       SUBSEQUENT EVENT - ISSUANCE OF PREFERRED TRUST SECURITIES

             On March 2, 2000, the Trust issued to investors 6,000,000 units of 9 3/4% Trust Originated Preferred Securities (Preferred Trust Securities) in an aggregate liquidation amount of $150 million. In a series of related transactions, the proceeds from this issuance were invested in Preferred Partnership Securities issued by the Partnership. The Partnership, in turn, used those funds, along with a capital contribution of approximately $26 million from TXU Europe Limited received on March 2, 2000, to purchase junior subordinated debentures issued by TXU Eastern Funding Company and TXU Europe Group plc. The Preferred Trust Securities and the Preferred Partnership Securities have a liquidation preference of $25 per unit. The only assets of the Trust are the Preferred Partnership Securities. The Preferred Trust Securities are subject to mandatory redemption upon payment of the Preferred Partnership Securities which may be redeemed at the option of TXU Europe Limited, in whole, or in part, at any time on or after March 2, 2005. The Trust will use distributions it receives on the Preferred Partnership Securities to make cash distributions on the Preferred Trust Securities. TXU Europe Limited has issued guarantees of the Preferred Trust Securities, the Preferred Partnership Securities and the junior subordinated debentures held by the Partnership.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Trust has no directors or officers. The Trustees of the Trust are as follows:

Administrative Trustees:         Kirk R. Oliver
                                 Laura Anderson
                                 Philip S. Toler
                                 Jacqueline Harrison

Property Trustee:                The Bank of New York
Delaware Trustee:                The Bank of New York (Delaware)

         Mr. Oliver is the Vice President and Treasurer of TXU Corp. and certain of its subsidiaries. Ms. Anderson is the Manager of Corporate Finance and Compliance of TXU Corp. and Assistant Treasurer of TXU Business Services Company, a subsidiary of TXU Corp. Mr. Toler is a Financial Consultant at TXU Business Services. Ms. Harrison is the Manager of TXU Shareholder Services of TXU Business Services Company.

         The Partnership has no directors or executive officers. However, the Amended and Restated Agreement of Limited Partnership provides that TXU Europe Limited, as general partner of the Partnership, is solely responsible for the management and direction of the Partnership. Limited partners do not take part in the management of the Partnership's business.

         The following table lists information with respect to the management of TXU Europe Limited:

             NAME                        AGE                POSITION
             ----                        ---                --------
Erle Nye                                  62                Director
H. Jarrell Gibbs                          61                Director
Michael J. McNally                        45                Director
Robert A. Wooldridge                      61                Director
Philip G. Turberville                     48                Director
Paul C. Marsh                             41                Director
Derek C. Bonham                           56                Director

         Erle Nye has been a director of TXU Europe Limited since February 1998. He has served as a director and Chairman of the Board and Chief Executive of TXU Corp. since May 1997 and of TXU Gas Company since August 1997. He has also been a director and Chairman of the Board and Chief Executive of TXU Electric Company for more than the last five years. Mr. Nye is also a director of TXU Eastern Funding. In addition, Mr. Nye was President of TXU Corp. from February 1987 through May 1995 and President and Chief Executive of TXU Corp. from May 1995 through May 1997.

         H. Jarrell Gibbs has served as a director of TXU Europe Limited since February 1998. He is Vice Chairman of TXU Corp. and a director and Vice Chairman of the Board of TXU Gas Company. Before that, Mr. Gibbs was the President of TXU Electric Company and Vice President and Principal Financial Officer of TXU Corp.. Mr. Gibbs is also a director of TXU Europe Group and of TXU Eastern Funding.

         Michael J. McNally has served as a director of TXU Europe Limited since February 1998. He is the Executive Vice President and Chief Financial Officer of TXU Corp. Before that, Mr. McNally was President of the Transmission Division of TXU Electric Company; Executive Vice President of TXU Electric Company; Principal of Enron Development Corporation; Managing Director of Industrial Services of Enron Capital and Trade Resources; and President of Houston Pipe Line Company and Enron Gas Liquids, Inc. Mr. McNally is also a director of TXU Electric Company, TXU Gas Company and TXU Eastern Funding.

         Robert A. Wooldridge has been a director of TXU Europe Limited since February 1998. Mr. Wooldridge is a partner in the law firm Worsham, Forsythe & Wooldridge L.L.P. in Dallas, Texas, which provides legal services to TXU Europe Limited and TXU Eastern Funding, as well as TXU Corp. and other subsidiaries of TXU Corp. Mr. Wooldridge is also a director of TXU Gas Company and TXU Eastern Funding.

         Philip G. Turberville has served as a director of TXU Europe Limited since May 1999. Mr. Turberville has served as a director and the Chairman of the Board and Chief Executive Officer of TXU Europe Group since January 4, 1999. Before that, Mr. Turberville was President of the Europe Oil Products division of The Royal Dutch Shell Group, where he had worked in a variety of roles providing him with extensive international experience since 1976. Mr. Turberville is also a director of TXU Eastern Funding.

      Paul C. Marsh has served as a director of TXU Europe Limited since May 1999. He has been with TXU Europe Group since October 1992 and has served as Finance Director of TXU Europe Group since February 24, 1997. Before that, Mr. Marsh worked in Ernst & Young's Corporate Advisory Services Division. Before that, Mr. Marsh served as Finance Director in two medium sized private sales and trading groups. Mr. Marsh is also a director of TXU Europe Group and TXU Eastern Funding.

      Derek C. Bonham has served as a director of TXU Europe Limited since May 1999. He has served as Chairman of Imperial Tobacco Group PLC since October 1996. Before that, Mr. Bonham was Chairman of The Energy Group PLC from February 1997 through July 1998. Before that, Mr. Bonham served as Deputy Chairman and Chief Executive of Hanson PLC from November 1993 through February 1997 and as Chief Executive of Hanson PLC from April 1992 through November 1993. Mr. Bonham is also a director of Glaxo Wellcome PLC, Imperial Tobacco Group PLC, Newsquest PLC, Fieldens PLC and TXU Corp.

ITEM 11. EXECUTIVE COMPENSATION

None of the Administrative Trustees of the Trust receives any compensation for serving as an Administrative Trustee or acting in any capacity for the Trust separate from his or her compensation as an employee of TXU Corp. None of the Directors of TXU Europe Limited receives any compensation for acting in any capacity for the Partnership separate from their compensation as a Director or employee of TXU Europe Limited or TXU Corp.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The control certificate of the Trust and the general partnership interest in the Partnership are owned directly or indirectly by TXU Europe Limited and ultimately held indirectly by TXU Corp.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TXU Europe Limited has agreed to pay all fees and expenses related to the organization and operations of the Trust and the Partnership.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The financial statement schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the consolidated financial statements or notes thereto.

(b)      Reports on Form 8-K:

         None

(c)      Exhibits:

          a)  Exhibits filed as a part of Part II are:




                   PREVIOUSLY FILED*
             -------------------------------
   EXHIBIT    WITH FILE NUMBER   AS EXHIBIT
  ---------  --------------------------------
  3(a)          333-93509;         3(e)    -   Trust Agreement of TXU Europe Capital I, dated as of
              333-93509-01;                    November 22, 1999.
            333-93509-02 and;
              333-93509-03

  3(b)         333-93509;          3(f)    -   Certificate of Trust of TXU Europe Capital I, dated
             333-93509-01;                     November 22, 1999.
           333-93509-02 and;
             333-93509-03

  3(c)        333-93509;           3(g)    -   Partnership Agreement of TXU Europe Funding I, L.P.,
            333-93509-01;                      dated as of November 22, 1999.
          333-93509-02 and;
            333-93509-03

  3(d)      333-93509;             3(h)    -   Certificate of Limited Partnership of TXU Europe
           333-93509-01;                       Funding I, L.P., dated November 22, 1999.
          333-93509-02 and;
            333-93509-03

  3(e)      1-12833                4(rrr)  -   Amended and Restated Trust Agreement, dated as of
         Form 10-K (1999)                      March 2, 2000, among TXU Business Services Company,
                                               TXU Europe Limited, TXU Europe CP, Inc., and The Bank
                                               of New York, The Bank of New York (Delaware), and the
                                               Administrative Trustees of TXU Europe Capital I.

  3(f)      1-12833                4(sss)  -   Amended and Restated Partnership Agreement of
         Form 10-K (1999)                      Limited Partnership, dated as of March 2, 2000, of
                                               TXU Europe Funding I, L.P.

  4(a)     1-12833                 4(ttt)  -   Preferred Trust Securities Guarantee, dated as of
        Form 10-K (1999)                       March 2, 2000, between TXU Europe Limited and The
                                               Bank of New York.

  4(b)     1-12833                 4(uuu)  -   Preferred Partnership Securities Guarantee, dated
        Form 10-K (1999)                       as of March 2, 2000, between TXU Europe Limited and
                                               The Bank of New York.

  4(c)     1-12833                 4(vvv)  -   Indenture (for Unsecured Subordinated Debt
        Form 10-K (1999)                       Securities), dated as of March 2, 2000, among
                                               Funding, TXU Europe Limited and The Bank of New York.

  4(d)     1-12833                 4(www)  -   Officer's certificate, dated as of March 2, 2000,
        Form 10-K (1999)                       establishing the terms of the 9.75% Junior
                                               Subordinated Deferrable  Interest Debentures,
                                               Series A, due March 2, 2020, of Funding.

  4(e)     1-12833                 4(xxx)  -   Deposit Agreement, dated as of March 2, 2000,
        Form 10-K (1999)                       between The Bank of New York and Funding.




  4(f)        1-12833              4(yyy)  -   Indenture (for Unsecured Subordinated Debt
           Form 10-K (1999)                    Securities) dated as of March 2, 2000, among TXU
                                               Europe Group, TXU Europe Limited and The Bank of New
                                               York.

  4(g)        1-12833              4(zzz)  -   Officer's Certificate, dated as of March 2, 2000,
           Form 10-K (1999)                    establishing the terms of the 9.75% Junior
                                               Subordinated Deferrable Interest Debentures,
                                               Series A, due March 2, 2020 of TXU Europe Group.

  4(h)        1-12833              4(A)    -   Deposit Agreement, dated as of March 2, 2000,
           Form 10-K (1999)                    between The Bank of New York TXU Europe Group plc.

  27(a)                                    -   Financial  Data Schedule - TXU Europe Capital I

  27(b)                                    -   Financial Data Schedule - TXU Europe Funding I, L.P.

  99(a)                                    -   Prospectus, dated February 24, 2000, relating to the
                                               Preferred Trust Securities

                                           -----------------------
                                           *  Incorporated  herein by reference.


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, TXU Europe Capital I has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        Signatures             Title                 Date
                        ----------             -----                 ----

          /s/ Kirk Oliver               Administrative Trustee
-------------------------------------
           (Kirk Oliver)


         /s/ Laura Anderson             Administrative Trustee
-------------------------------------
           (Laura Anderson)


        /s/ Phillip Toler               Administrative Trustee    May 10, 2000
-------------------------------------
          (Phillip Toler)


        /s/ Jackie Harrison             Administrative Trustee
-------------------------------------
         (Jackie Harrison)


         TXU Europe Capital I has no principal executive officer, principal financial officer, principal accounting officer or board of directors. The Trustees of the Trust, (which include the Administrative Trustees, the Property Trustee and the Delaware Trustee) together exercise all powers and perform all functions with respect to the Trust.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, TXU Europe Funding I, L.P. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               TXU EUROPE FUNDING I, L.P.

Date:    May 10, 2000                         By /s/ Paul C. Marsh
                                                 ------------------------------
                                                  Name:  Paul C. Marsh
                                                  For and on behalf of TXU
                                                  Europe Limited, General
                                                  Partner

      PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF TXU EUROPE LIMITED, GENERAL PARTNER TO THE PARTNERSHIP, AND IN THE CAPACITIES AND ON THE DATE INDICATED.

             Signatures                           Title             Date
             ----------                           -----             ----

           /s/ Erle Nye                          Director
-------------------------------------------
             (Erle Nye)

         /s/ Philip G. Turberville               Director
-------------------------------------------
         (Philip G. Turberville)

           /s/ Paul C. Marsh                     Director
-------------------------------------------
            (Paul C. Marsh)

         /s/ Derek C. Bonham                     Director
-------------------------------------------
           (Derek C. Bonham)                                     May 10, 2000

         /s/ H. Jarrell Gibbs                    Director
-------------------------------------------
          (H. Jarrell Gibbs)

       /s/ Michael J. McNally                    Director
-------------------------------------------
         (Michael J. McNally)

        /s/ Robert A. Wooldridge                 Director
-------------------------------------------
        (Robert A. Wooldridge)




         TXU Europe Funding I, L.P. has no principal executive officer, principal financial officer, principal accounting officer or board of directors. The Partners of the Partnership, (which include the General Partner and the Limited Partner) together exercise all powers and perform all functions with respect to the Partnership.

                                  EXHIBIT INDEX
                                  -------------


                   PREVIOUSLY FILED*
             -------------------------------
   EXHIBIT    WITH FILE NUMBER   AS EXHIBIT
  ---------  --------------------------------
  3(a)          333-93509;         3(e)    -   Trust Agreement of TXU Europe Capital I, dated as of
              333-93509-01;                    November 22, 1999.
            333-93509-02 and;
              333-93509-03

  3(b)         333-93509;          3(f)    -   Certificate of Trust of TXU Europe Capital I, dated
             333-93509-01;                     November 22, 1999.
           333-93509-02 and;
             333-93509-03

  3(c)        333-93509;           3(g)    -   Partnership Agreement of TXU Europe Funding I, L.P.,
            333-93509-01;                      dated as of November 22, 1999.
          333-93509-02 and;
            333-93509-03

  3(d)      333-93509;             3(h)    -   Certificate of Limited Partnership of TXU Europe
           333-93509-01;                       Funding I, L.P., dated November 22, 1999.
          333-93509-02 and;
            333-93509-03

  3(e)      1-12833                4(rrr)  -   Amended and Restated Trust Agreement, dated as of
         Form 10-K (1999)                      March 2, 2000, among TXU Business Services Company,
                                               TXU Europe Limited, TXU Europe CP, Inc., and The Bank
                                               of New York, The Bank of New York (Delaware), and the
                                               Administrative Trustees of TXU Europe Capital I.

  3(f)      1-12833                4(sss)  -   Amended and Restated Partnership Agreement of
         Form 10-K (1999)                      Limited Partnership, dated as of March 2, 2000, of
                                               TXU Europe Funding I, L.P.

  4(a)     1-12833                 4(ttt)  -   Preferred Trust Securities Guarantee, dated as of
        Form 10-K (1999)                       March 2, 2000, between TXU Europe Limited and The
                                               Bank of New York.

  4(b)     1-12833                 4(uuu)  -   Preferred Partnership Securities Guarantee, dated
        Form 10-K (1999)                       as of March 2, 2000, between TXU Europe Limited and
                                               The Bank of New York.

  4(c)     1-12833                 4(vvv)  -   Indenture (for Unsecured Subordinated Debt
        Form 10-K (1999)                       Securities), dated as of March 2, 2000, among
                                               Funding, TXU Europe Limited and The Bank of New York.

  4(d)     1-12833                 4(www)  -   Officer's certificate, dated as of March 2, 2000,
        Form 10-K (1999)                       establishing the terms of the 9.75% Junior
                                               Subordinated Deferrable  Interest Debentures,
                                               Series A, due March 2, 2020, of Funding.

  4(e)     1-12833                 4(xxx)  -   Deposit Agreement, dated as of March 2, 2000,
        Form 10-K (1999)                       between The Bank of New York and Funding.

  4(f)     1-12833                 4(yyy)  -   Indenture (for Unsecured Subordinated Debt
        Form 10-K (1999)                       Securities) dated as of March 2, 2000, among TXU
                                               Europe Group, TXU Europe Limited and The Bank of New
                                               York.

  4(g)     1-12833                 4(zzz)  -   Officer's Certificate, dated as of March 2, 2000,
        Form 10-K (1999)                       establishing the terms of the 9.75% Junior
                                               Subordinated Deferrable Interest Debentures,
                                               Series A, due March 2, 2020 of TXU Europe Group.

  4(h)     1-12833                 4(A)    -   Deposit Agreement, dated as of March 2, 2000,
        Form 10-K (1999)                       between The Bank of New York TXU Europe Group plc.

  27(a)                                    -   Financial  Data Schedule - TXU Europe Capital I

  27(b)                                    -   Financial Data Schedule - TXU Europe Funding I, L.P.

  99(a)                                    -   Prospectus, dated February 24, 2000, relating to the
                                               Preferred Trust Securities

                                           -----------------------
                                           *  Incorporated  herein by reference.
