Form 10-Q
period 2000-03-31
TXU EUROPE CAPITAL I; TXU EUROPE FUNDING I L P
filed 2000-05-11
CIK 1099392, 1099393

==============================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                           --------------------------

                                    FORM 10-Q

          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                    -- OR --

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                           --------------------------


                              TXU EUROPE CAPITAL I

       Delaware Business Trust              I.R.S. Employer Identification
Commission File Number 001-15709-01            No.  To Be Applied For


            Energy Plaza, 1601 Bryan Street, Dallas, Texas 75201-3411
                                 (214) 812-4600

                           TXU EUROPE FUNDING I, L.P.

      Delaware Limited Partnership          I.R.S. Employer Identification
Commission File Number 333-82307-02            No. To Be Applied For


            Suite 350, 1013 Centre Street, Wilmington, Delaware 19805



Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such
filing requirements for the past 90 days.  Yes      No  X
                                              ----   -----

COMMON STOCK OUTSTANDING AT MAY 12, 2000 - TXU Europe Capital I - none
                                           TXU Europe Funding I, L.P. - none

==============================================================================

TABLE OF CONTENTS
-------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION                                             PAGE
                                                                           ----
         ITEM 1.  FINANCIAL STATEMENTS

         TXU EUROPE CAPITAL I
               Statement of Income -
               Three Months Ended March 31, 2000............................. 2

               Statement of Cash Flows -
               Three Months Ended March 31, 2000............................. 3

               Balance Sheets -
               March 31, 2000 and December 31, 1999.......................... 4

               Notes to Financial Statements................................. 5

         TXU EUROPE FUNDING I, L.P.
               Statement of Income -
               Three Months Ended March 31, 2000............................. 7

               Statement of Cash Flows -
               Three Months Ended March 31, 2000............................. 8

               Balance Sheets -
               March 31, 2000 and December 31, 1999.......................... 9

               Notes to Financial Statements.................................10

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS...................................12

         ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..12

PART II. OTHER INFORMATION

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K............................13

SIGNATURES...................................................................14

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TXU EUROPE CAPITAL I
STATEMENT OF INCOME
(UNAUDITED)

                                                        THREE MONTHS
                                                            ENDED
                                                       MARCH 31, 2000
                                                       --------------


Income on preferred partnership securities              $  1,178,125

Distribution expense on preferred trust
    Securities                                            (1,178,125)
                                                        ------------

Net income                                              $          -
                                                        ============


See Notes to Financial Statements.

TXU EUROPE CAPITAL I
STATEMENT OF CASH FLOWS
(UNAUDITED)

                                                                THREE MONTHS
                                                                    ENDED
                                                                MARCH 31, 2000
                                                               ----------------
OPERATING ACTIVITIES

    Net Income                                                   $          -
    Adjustments to reconcile net income to cash provided by
      operating activities:
         Changes in operating assets and liabilities                        -
                                                                ---------------
    Cash provided by operating activities                                   -
                                                                ---------------
INVESTING ACTIVITIES

      Investments in preferred partnership securities            (150,000,000)
                                                                ---------------

FINANCING ACTIVITIES

     Issuance of preferred trust securities                       150,000,000
                                                                ---------------
Net change in cash and cash equivalents                                     -
                                                                ---------------
Cash and cash equivalents - beginning balance                               -
                                                                ---------------
Cash and cash equivalents - ending balance                       $          -
                                                                ===============


See Notes to Financial Statements.

TXU EUROPE CAPITAL I
BALANCE SHEETS


                                                   MARCH 31, 2000    DECEMBER
                                                    (UNAUDITED)      31, 1999
                                                  ---------------   ----------

ASSETS

Investments in preferred partnership securities     $ 150,000,000   $      -

Income receivable                                       1,178,125          -
                                                    -------------   ---------

           Total assets                             $ 151,178,125   $      -
                                                    =============   =========


CAPITALIZATION AND LIABILITIES

Stockholders equity

    Preferred trust securities (9 3/4% Trust
        Originated Preferred Securities;
        6,900,000 authorized, 6,000,000 issued
        and outstanding; $25 liquidation amount
        per security)                               $ 150,000,000   $      -

     Retained earnings                                          -          -
                                                    -------------   ---------

     Total stockholders' equity                       150,000,000          -
                                                    -------------   ---------

Distribution payable                                    1,178,125          -
                                                    -------------   ---------

     Total capitalization and liabilities           $ 151,178,125   $      -
                                                    =============   =========



See Notes to Financial Statements.

TXU EUROPE CAPITAL I
NOTES TO FINANCIAL STATEMENTS

1.       DESCRIPTION OF BUSINESS

             TXU Europe Capital I (TXU Europe Capital or the Trust) is a statutory business trust formed on November 22, 1999 under the laws of the State of Delaware for the exclusive purpose of (i) issuing Trust Originated Preferred Securities (Preferred Trust Securities) representing undivided beneficial ownership interest in the assets of the Trust, (ii) purchasing Preferred Partnership Securities representing the limited partnership interests of TXU Europe Funding I, L.P.(the Partnership) with the proceeds from the sale of the Preferred Trust Securities, and (iii) engaging in only those other activities necessary or incidental thereto. The Trust has a perpetual existence, subject to certain termination events as provided in its Amended and Restated Trust Agreement.

              The proceeds from the Trust's sale of the Preferred Trust Securities were used to purchase the Preferred Partnership Securities from the Partnership. Holders of the Preferred Trust Securities have limited voting rights and are not entitled to vote to appoint, remove or replace, or to increase or decrease the number of, Trustees, which voting rights are vested exclusively in the holder of a control certificate.

             TXU Europe Limited has paid compensation to the underwriters of the offering of the Preferred Trust Securities. TXU Europe Limited will pay all fees and expenses related to the organization and operations of the Trust (including any taxes, duties, assessments or governmental charges of whatever nature (other than withholding taxes) imposed by the United States or any other domestic taxing authority upon the Trust) and the offering of the Preferred Trust Securities and be responsible for all debts and other obligations of the Trust (other than the Preferred Trust Securities). TXU Europe Limited also agreed to indemnify the trustees and certain other persons.

2.       BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

             The financial statements are prepared in conformity with accounting principles generally accepted in the United States (US GAAP).

             USE OF ESTIMATES - The preparation of TXU Europe Capital's financial statements requires management to make estimates and assumptions about future events that affect the reporting and disclosure of assets and liabilities at the balance sheet dates and the reported amounts of revenue and expense during the period covered by the financial statements. In the event estimates and/or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information.

             INVESTMENTS - The investment in Preferred Partnership Securities represents a limited partnership interest in the Partnership and is recorded at cost. As of March 31, 2000, the fair value of the investment approximates its carrying value. Income on the Preferred Partnership Securities is accrued when earned.

             INCOME TAXES - The Trust does not incur any income tax liabilities. Such liabilities are incurred directly by the security holders. Therefore no provision for income taxes has been provided.

3.       INVESTMENT IN PREFERRED PARTNERSHIP SECURITIES

             The Trust holds $150 million of 9.75% Preferred Partnership Securities, $25 liquidation preference per security. The interest payment dates and redemption provisions of the Preferred Partnership Securities, which are redeemable after March 2, 2005 at the option of the general partner of the Partnership, correspond to the distribution payment dates and redemption provisions of the Preferred Trust Securities. Upon any redemption of the Preferred Partnership Securities, the Preferred Trust Securities will be redeemed. TXU Europe Limited has guaranteed, on a subordinated basis, the payment of distributions by the Partnership on the Preferred Partnership Securities if, as, and when declared out of funds legally available and payments upon liquidation of the Partnership or the redemption of the Preferred Partnership Securities to the extent of funds legally available.

4.       STOCKHOLDERS' EQUITY

              On March 2, 2000, the Trust issued to investors 6,000,000 units of 9 3/4% Preferred Trust Securities for an aggregate of $150 million. The Preferred Trust Securities have a liquidation preference of $25 per unit. The Preferred Trust Securities are subject to mandatory redemption upon payment of the Preferred Partnership Securities which may be redeemed at the option of TXU Europe Limited, in whole, or in part, at any time on or after March 2, 2005. Distributions on the Preferred Trust Securities are cumulative from the date of original issue (March 2, 2000) and are payable quarterly in arrears on each March 31, June 30, September 30 and December 31, commencing June 30, 2000, at an annual rate of 9.75% of the stated liquidation amount per annum. Distributions not paid on the scheduled payment date will accumulate and compound quarterly at a rate per annum equal to 9.75%. Holders of the Preferred Trust Securities have no voting rights.

              The Trust will use  distributions  it  receives  on the  Preferred
         Partnership Securities to make cash distributions on the Preferred Trust Securities.

              TXU Europe Limited has guaranteed, on a subordinated basis, the payment in full of all distributions and other payments on the Preferred Trust Securities to the extent that the Trust has funds legally available. TXU Europe Limited has also issued guarantees of the Preferred Partnership Securities and the junior subordinated debentures held by the Partnership.

TXU EUROPE FUNDING I, L.P.
STATEMENT OF INCOME
(UNAUDITED)

                                                        THREE MONTHS
                                                            ENDED
                                                        MARCH 31, 2000
                                                        --------------

Interest Income

    Junior subordinated debentures                      $ 1,372,169

    Other eligible debt securities                            8,060

Distribution expense - to limited partners               (1,178,125)

                     - to general partner                  (202,104)
                                                        ------------
       Net  income                                      $         -
                                                        ============



See Notes to Financial Statements.

TXU EUROPE FUNDING I, L.P.
STATEMENT OF CASH FLOWS
(UNAUDITED)

                                                                 THREE MONTHS
                                                                    ENDED
                                                                MARCH 31, 2000
                                                                --------------

OPERATING ACTIVITIES

     Net income                                                  $          -
     Adjustments to reconcile net income to cash
       provided by operating activities:
         Changes in operating assets and liabilities                        -
                                                                --------------

     Cash provided by operating activities                                  -
                                                                --------------
INVESTING ACTIVITIES

         Investments in junior subordinated debentures           (174,705,900)
         Investment in eligible debt securities                    (1,763,998)
                                                                --------------

     Cash used in investing activities                           (176,469,898)
                                                                --------------

FINANCING ACTIVITIES

     Issuance of  Preferred Partnership Securities                150,000,000
     Capital contributions from  general partner                   26,470,600
     Distributions paid                                                     -
                                                                --------------

Cash provided by financing activities                             176,470,600
                                                                --------------
Net change in cash and cash equivalents                                   702
                                                                --------------
Cash and cash equivalents - beginning balance                               -
                                                                --------------
Cash and cash equivalents - ending balance                                702
                                                                ==============


See Notes to Financial Statements.

TXU EUROPE FUNDING I, L.P.
BALANCE SHEETS

                                                     MARCH 31,
                                                       2000       DECEMBER 31,
                                                    (UNAUDITED)      1999
                                                   ------------   ------------

ASSETS

Cash                                               $        702     $       -
Investments in junior subordinated debentures       174,705,900             -
Investments in other eligible debt securities         1,772,058             -
Income receivable                                     1,372,169             -
                                                   ------------   ------------
           Total                                   $177,850,829     $       -
                                                   ============   ============


PARTNERS' CAPITAL  AND LIABILITIES

Partners' Capital
    Limited partnership interest                   $150,000,000     $      85
    General partnership interest                     26,470,600            15
                                                   ------------   ------------
                                                    176,470,600           100

Less: Receivables from partners for subscribed
      partnership interests                                   -          (100)

Retained earnings                                             -             -
                                                   ------------   ------------
    Total partners' capital                         176,470,600             -

Distribution payable  - limited partners              1,178,125             -
                      - general partner                 202,104             -
                                                   ------------   ------------

           Total                                   $177,850,829     $       -
                                                   ============   ============



See Notes to Financial Statements.





TXU EUROPE FUNDING I, L.P.
NOTES TO FINANCIAL STATEMENTS

1.       DESCRIPTION OF BUSINESS

             TXU Europe Funding I, L.P. (TXU Europe Funding or the Partnership) is a limited partnership that was formed under the Delaware Revised
         Uniform Limited Partnership Act on November 22, 1999, for the exclusive purpose of (i) issuing the Partnership interests, (ii) purchasing certain eligible debt instruments of TXU Eastern Funding Company and one or more subsidiaries of TXU Europe Limited with the proceeds from
         (a) the sale of Preferred Partnership Securities to the Trust and (b) a capital contribution from TXU Europe Limited in exchange for the general partnership interest in the Partnership (collectively, the Partnership Proceeds) and (iii) engaging in only those other activities necessary and incidental thereto.

             Except as  provided in the forms of Amended  and  Restated  Limited
         Partnership  Agreement and Preferred  Partnership  Securities Guarantee
         Agreement, and as otherwise provided by law, the holders of the Preferred Partnership Securities will have no voting rights.

             The Partnership Proceeds were used initially to purchase debt instruments from TXU Eastern Funding Company and one or more eligible subsidiaries of TXU Europe Limited and other eligible debt securities.
         The Partnership will have a perpetual existence subject to certain termination events. TXU Europe Limited is the sole general partner of the Partnership and, in that capacity, has agreed to pay all fees and expenses related to the organization and operations of the Partnership
         (including any taxes, duties, assessments or government charges of whatever nature (other than withholding taxes) imposed by the United
         States or any other domestic taxing authority upon the Partnership) and the offering of the Preferred Partnership Securities and be responsible for all debts and other obligations of the Partnership (other than with respect to the Preferred Partnership Securities). TXU Europe Limited, as sole general partner, has agreed to indemnify certain officers and agents of the Partnership.

2.       BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

             The financial statements are prepared in conformity with accounting principles generally accepted in the United States (US GAAP).

             USE  OF  ESTIMATES  -  The  preparation  of  TXU  Europe  Funding's
         financial   statements   requires  management  to  make  estimates  and
         assumptions   about  future   events  that  affect  the  reporting  and
         disclosure of assets and liabilities at the balance sheet dates and the reported  amounts of revenue and expense  during the period  covered by the financial  statements.  In the event estimates  and/or  assumptions prove to be  different  from actual  amounts,  adjustments  are made in subsequent periods to reflect more current information.

             INVESTMENTS - The Partnership's  investment in junior  subordinated debentures  of certain  affiliates is recorded at cost. As of March 31,
         2000, the fair value of the investment approximates its carrying value.
         Income on the junior  subordinated  debentures  is accrued when earned.
         The investment in other eligible  securities is limited by the terms of
         the   partnership   including   investments   in   certain   government
         obligations.

             INCOME TAXES - The Partnership does not incur any income tax liabilities. Such liabilities are incurred directly by the partners.
         Therefore no provision for income taxes has been provided.




3.       INVESTMENTS

             The Partnership holds junior subordinated debentures of TXU Eastern
         Funding Company and TXU Europe Group plc, a wholly-owned subsidiary of TXU Europe Limited. The junior subordinated debentures have a term of approximately 20 years and bear interest at 9.75% per annum. The interest payment dates and redemption provisions of the debentures, which are redeemable at the option of TXU Europe Limited on or after March 2, 2005, correspond to the distribution payment dates and redemption provisions of the Preferred Partnership Securities. Interest and redemption payments on the subsidiary debentures are guaranteed by TXU Europe Limited on a subordinated basis.

             In addition, the Partnership invested in three month US Treasury bills (T-bills). The T-bills were issued at a discount and interest will be accrued as the T-bills approach maturity.

4.       PARTNERS CAPITAL

              On March 2, 2000, the Partnership  issued 6,000,000 units of 9.75%
         Preferred Partnership Securities to the Trust representing the limited partnership interests of the Partnership. The Preferred Partnership
         Securities have a liquidation preference of $25 per security and may be redeemed at the option of TXU Europe Limited, the general partner, in whole, or in part, at any time on or after March 2, 2005. Distributions on the Preferred Partnership Securities are cumulative from the date of original issue (March 2, 2000) and are payable quarterly if, as, and when declared by the general partner, at an annual rate of 9.75% of the stated liquidation amount per annum. Holders of Preferred Partnership
         Securities have no voting rights.

             Also  on  March  2,  2000,  the  Partnership   received  a  capital
         contribution  of  approximately  $26  million  from TXU Europe  Limited representing the sole general partner interest in the Partnership.  The proceeds from the issuance of the Preferred Partnership  Securities and the general partners capital  contribution were used to purchase junior subordinated  debentures  issued by TXU Eastern Funding Company and TXU
         Europe Group plc.

              TXU Europe Limited has guaranteed,  on a subordinated  basis,  the
         payment  of   distributions   by  the   Partnership  on  the  Preferred
         Partnership  Securities  if, as, and when declared out of funds legally available  and payments  upon  liquidation  to the  Partnership  or the redemption  of the  Preferred  Partnership  Securities to the extent of funds legally  available.  This guarantee is  subordinated to all other liabilities of TXU Europe Limited.





ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS

         The Registrants' activities are limited to issuing securities and investing the proceeds as follows:

         The Trust  exists for the  exclusive  purpose of (i)  issuing a control certificate,  which entitles the holder to administrative and appointment powers with  respect to the Trust,  and 9 3/4% Trust  Originated  Preferred  Securities
(Preferred  Trust  Securities)   representing   undivided  beneficial  ownership
interest in the assets of the Trust,  (ii) investing the gross proceeds from the issuance  of the  Preferred  Trust  Securities  in 9.75%  Preferred  Partnership
Securities of TXU Europe Funding I, L.P. (TXU Europe Funding or the Partnership)
representing  the limited  partnership  interests of the  Partnership  and (iii)
engaging in only those other  activities  necessary or incidental  thereto.  The
Trust has a  perpetual  existence,  subject  to  certain  termination  events as provided in its Amended and Restated Trust Agreement. The Partnership is managed by the general  partner and exists for the exclusive  purpose of (i) issuing its
Partnership interests,  (ii) purchasing certain eligible debt instruments of TXU
Eastern  Funding Company and TXU Europe Group plc with the proceeds from (a) the sale  of  its  9.75%  Preferred  Partnership  Securities,  representing  limited partnership  interests  in the  Partnership,  to the  Trust  and  (b) a  capital contribution  from TXU Europe  Limited in exchange  for the general  partnership interest in the Partnership (collectively, the Partnership Proceeds).

         Since the Trust was organized on November 22, 1999, its activities, as specified in its Amended and Restated Trust Agreement, have been limited to the issuance of $150 million of 9 3/4% Preferred Trust Securities and the investing of the proceeds in the Preferred Partnership Securities, and the accrual of distributions on the Preferred Trust Securities in accordance with their terms.
Since the Partnership was organized on November 22, 1999, its activities, as specified in its agreement of limited partnership, have been limited to the issuance of the Preferred Partnership Securities, the receipt of a $26 million capital contribution from TXU Europe Limited, as general partner, the investment of the Partnership Proceeds in junior subordinated debentures and certain eligible debt securities, and the accrual of distributions on the Preferred
Partnership Securities.

         As of March 31, 2000, there have been no distributions on the Preferred
Trust Securities or the Preferred Partnership Securities. The first distribution payments are scheduled for June 30, 2000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         On March 2, 2000, the Trust invested the gross proceeds from the sale of the Preferred Trust Securities in the Preferred Partnership Securities (the
Trust Assets). The Partnership, in turn, invested the proceeds from the sale of the Preferred Partnership Securities and a $26 million capital contribution from TXU Europe Limited and TXU Europe Group plc in junior subordinated debentures and eligible debt securities (the Partnership Assets). To the extent the Partnership has funds available from the Partnership Assets, the general partner of the Partnership (TXU Europe Limited) may declare distributions to the Trust, as holder of the Preferred Partnership Securities. The Trust's ability to pay distributions to the holders of the Preferred Trust Securities is dependent upon its receipt of distributions on the Trust Assets from the Partnership.
Therefore,  upon the receipt by the Partnership of payments from the Partnership
Assets and the distribution thereof to the Trust, the Trust will pass through such payments to the holders of the Preferred Trust Securities.





PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

   (a)    Exhibits filed as a part of Part II are:

          27(a) Financial Data Schedule - TXU Europe Capital I

          27(b) Financial Data Schedule - TXU Europe Funding I, L.P.


(b)       Reports on Form 8-K filed since December 31, 1999, are as follows:


          None





                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned hereunto duly authorized.

                                                      TXU EUROPE CAPITAL I

                                                By:    /s/ Kirk Oliver
                                                     -------------------------
                                                Name:  Kirk Oliver
                                                Administrative Trustee



                                                By:    /s/  Laura  Anderson
                                                     -------------------------
                                                Name:  Laura Anderson
                                                Administrative Trustee

Date:  May 10, 2000



                                                      TXU EUROPE FUNDING I, L.P.


                                                By:   /s/ Paul Marsh
                                                     -------------------------
                                                Name: Paul Marsh
                                                Principal Financial Officer and
                                                Director of the General Partner




Date:  May 10, 2000












                                 EXHIBIT INDEX
                                 -------------

         Exhibit                     Description
         -------                     -----------

          27(a)          Financial Data Schedule - TXU Europe Capital I

          27(b)          Financial Data Schedule - TXU Europe Funding I, L.P.


