Form 10-Q
period 2000-06-30
TXU EUROPE CAPITAL I; TXU EUROPE FUNDING I L P
filed 2000-08-10
CIK 1099392, 1099393

SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.  20549



                           FORM 10-Q


  (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                            - OR -

  ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934



                    Commission File Number 001-15709-01

                         TXU Europe Capital I



                                             I.R.S. Employer Identification
   Delaware Business Trust                           No.  75 - 6578216



          Energy Plaza, 1601 Bryan Street, Dallas, Texas 75201-3411
                            (214) 812-4600

                    Commission File Number 333-82307-02

                         TXU Europe Funding I, L.P.

                                             I.R.S. Employer Identification
   Delaware Limited Partnership                      No.  75 - 2880490



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

 Yes __x__      No _____

TABLE OF CONTENTS

                                                                Page
                                                                ----
Part I. Financial Information


    Item 1. Financial Statements

         TXU Europe Capital I
            Statements of Income -
            Three and Six Months Ended June 30, 2000 ..........    2

            Statement of Cash Flows -
            Six Months Ended June 30, 2000 ....................    3

            Balance Sheets -
            June 30, 2000 and December 31, 1999 ...............    4

            Notes to Financial Statements .....................    5

         Independent Accountant's Reports .....................    7

         TXU Europe Funding I, L.P.
            Statements of Income -
            Three and Six Months Ended June 30, 2000 ..........    8

            Statement of Cash Flows -
            Six Months Ended June 30, 2000 ....................    9

            Balance Sheets -
            June 30, 2000 and December 31, 1999 ...............   10

            Notes to Financial Statements .....................   11

         Independent Accountant's Reports .....................   13

    Item 2. Management's Discussion  and  Analysis  of
            Financial Condition and Results of Operations .....   14


    Item 3. Quantitative and Qualitative  Disclosures
            About Market Risk .................................   14

Part II. Other Information

    Item 6. Exhibits and Reports on Form 8-K ..................   15

Signatures ....................................................   16

                    PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

TXU EUROPE CAPITAL I
STATEMENTS OF INCOME
(Unaudited)



                                       Three           Six
                                       Months         Months
                                       Ended          Ended
                                      June 30,       June 30,
                                        2000           2000
                                    -----------     -----------
Income on preferred
  partnership securities ........    $3,696,875      $4,875,000


Distribution expense on
  preferred trust
  securities ....................    (3,696,875)     (4,875,000)
                                    -----------     -----------
Net income ......................    $        -      $        -
                                    ===========     ===========

See Notes to Financial Statements.

TXU EUROPE CAPITAL I
STATEMENT OF CASH FLOWS
(Unaudited)


                                                  Six Months
                                                     Ended
                                                 June 30, 2000
                                                ---------------

Investing Activities
  Investments in preferred
    partnership securities .................     $(150,000,000)
  Income received from investment in
    preferred partnership securities .......         4,875,000
                                                ---------------
      Cash provided by investing
        activities .........................      (145,125,000)
                                                ---------------
Financing Activities
  Issuance of preferred trust
    securities .............................       150,000,000
  Distribution on preferred trust
    securities .............................        (4,875,000)
                                                ---------------
      Cash provided by financing
        activities .........................       145,125,000
                                                ---------------
Net change in cash and cash
  equivalents ..............................                 -
Cash and cash equivalents -
  beginning balance ........................                 -
                                                ---------------
Cash and cash equivalents - ending
  balance ..................................     $           -
                                                ===============


See Notes to Financial Statements.


TXU EUROPE CAPITAL I
BALANCE SHEETS



                                                June 30,
                                                  2000        December 31,
                                               (unaudited)        1999
                                              -------------   -----------
ASSETS


Investments in preferred partnership
  securities .............................     $150,000,000    $     -

Income receivable ........................                -          -
                                               -------------   ----------

    Total assets .........................     $150,000,000    $     -
                                               =============   ==========


CAPITALIZATION AND LIABILITIES

Stockholders equity
  Preferred trust securities (9 3/4%
    Trust Originated Preferred Securities;
    6,900,000 authorized, 6,000,000
    issued and outstanding; $25
    liquidation amount per security) .....     $150,000,000    $     -
  Retained earnings ......................                -          -
                                               -------------   ----------

    Total stockholders' equity ...........      150,000,000          -
                                               -------------   ----------

Distribution payable .....................                -          -
                                               -------------   ----------

    Total capitalization and liabilities..     $150,000,000    $     -
                                               =============   ==========



See Notes to Financial Statements.

                                        4

TXU Europe Capital I
Notes to Financial Statements


1.  Description of Business

       TXU Europe Capital I (TXU Europe Capital or the Trust) is a statutory business trust formed on November 22, 1999 under the laws of the State of Delaware for the exclusive purpose of (i) issuing Trust Originated Preferred Securities (Preferred Trust Securities) representing undivided beneficial ownership interests in the assets of the Trust, (ii) purchasing Preferred Partnership Securities representing the limited partnership interests of TXU Europe Funding I, L.P. (the Partnership) with the proceeds from the sale of the Preferred Trust Securities, and (iii) engaging in only those other activities necessary or incidental thereto. The Trust has a perpetual existence, subject to certain termination events as provided in its Amended and Restated Trust Agreement.

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

       TXU Europe Limited, the ultimate parent of the Trust and the general partner of the Partnership, has paid compensation to the underwriters of the offering of the Preferred Trust Securities. TXU Europe Limited will pay all fees and expenses related to the organization and operations of the Trust (including any taxes, duties, assessments or governmental charges of whatever nature (other than withholding taxes) imposed by the United States or any other domestic taxing authority upon the Trust) and the offering of the Preferred Trust Securities and is responsible for all debts and other obligations of the Trust (other than the Preferred Trust Securities). TXU Europe Limited has also agreed to indemnify the trustees and certain other persons.

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

       Investments - The investment in Preferred Partnership Securities represents a limited partnership interest in the Partnership and is recorded at cost. As of June 30, 2000, the fair value of the investment approximates its carrying value. Income on the Preferred Partnership Securities is accrued when earned.

       Comprehensive Income - Comprehensive income consists only of net income.

       Income Taxes - The Trust does not incur any income tax liabilities. Such liabilities are incurred directly by the security holders. Therefore no provision for income taxes has been provided.

3.  Investment in Preferred Partnership Securities

          The Trust holds $150 million of 9.75% Preferred Partnership Securities, $25 liquidation preference per security. The interest payment dates and redemption provisions of the Preferred Partnership Securities, which are redeemable after March 2, 2005 at the option of TXU Europe Limited, the general partner of the Partnership, correspond to the distribution payment dates and redemption provisions of the Preferred Trust Securities. Upon any redemption of the Preferred Partnership Securities, the Preferred Trust Securities will be redeemed. TXU Europe Limited has guaranteed, on a subordinated basis, the payment of distributions by the Partnership on the Preferred Partnership Securities if, as, and when declared out of funds legally available and payments upon liquidation of the Partnership or the redemption of the Preferred Partnership Securities to the extent of funds legally available.

4.  Stockholders' Equity

       On March 2, 2000, the Trust issued to investors 6,000,000 units of 9 3/4% Preferred Trust Securities for an aggregate of $150 million. The Preferred Trust Securities have a liquidation preference of $25 per unit. The Preferred Trust Securities are subject to mandatory redemption upon payment of the Preferred Partnership Securities. Distributions on the Preferred Trust Securities are cumulative from the date of original issue (March 2, 2000) and are payable quarterly in arrears on each March 31, June 30, September 30 and December 31, commencing June 30, 2000, at an annual rate of 9.75% of the stated liquidation amount per annum. Distributions not paid on the scheduled payment date will accumulate and compound quarterly at a rate per annum equal to 9.75%. Holders of the Preferred Trust Securities have no voting rights.

       The Trust will use distributions it receives on the Preferred Partnership Securities to make cash distributions on the Preferred Trust Securities. The first distribution on the Preferred Trust Securities was made on June 30, 2000.

       TXU Europe Limited has guaranteed, on a limited basis, the payment in full of all distributions and other payments on the Preferred Trust Securities to the extent that the Trust has funds legally available. TXU Europe Limited has also issued guarantees of the Preferred Partnership Securities and the junior subordinated debentures held by the Partnership.

INDEPENDENT ACCOUNTANTS' REPORT


TXU Europe Capital I


We have reviewed the accompanying balance sheet of TXU Europe
Capital I (the Trust) as of June 30, 2000, and the related statements of income for the three months and six months ended June 30, 2000 and the statement of cash flows for the six months ended June 30, 2000. These financials are the responsibility of the Trust's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of the Trust as of December 31, 1999, and in our report, dated May 4, 2000, we expressed an unqualified opinion on that balance sheet. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 1999, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.



DELOITTE & TOUCHE LLP

London, England
August 9, 2000

TXU EUROPE FUNDING I, L.P.
STATEMENTS OF INCOME
(Unaudited)



                                             Three         Six
                                             Months       Months
                                             Ended        Ended
                                            June 30,     June 30,
                                              2000         2000
                                          ----------    ----------

Interest income
  Junior subordinated debentures .....    $4,305,773     $5,677,942

  Other eligible debt securities .....        25,393         33,453


Distribution expense

  To limited partner .................    (3,696,875)    (4,875,000)

  To general partner..................      (600,838)      (820,942)
                                          -----------    -----------

    Net income .......................    $   33,453     $   33,453
                                          ===========    ===========

See Notes to Financial Statements.

TXU EUROPE FUNDING I, L.P.
STATEMENT OF CASH FLOWS
(Unaudited)


                                                     Six
                                                   Months
                                                    Ended
                                                  June 30,
                                                    2000
                                                -----------
Operating Activities

Net income .................................     $   33,453
Adjustments to reconcile net
  income to cash provided by
  operating activities:
    Changes in operating assets and
      liabilities ..........................         (8,452)
                                               ------------
      Cash provided by operating
        activities .........................         25,001
                                               ------------
Investing Activities

Investments in junior subordinated
  debentures ...............................   (174,705,900)
Investment in eligible debt
  securities ...............................     (3,578,701)
Interest income received on
  investments in junior
  subordinated debentures ..................      5,677,942
Maturity of eligible debt
  securities ...............................      1,789,000
                                               ------------
      Cash used in investing
        activities .........................   (170,817,659)
                                               ------------
Financing Activities

Issuance of preferred
  partnership securities ...................    150,000,000
Capital contributions from
  general partner ..........................     26,470,600
Distributions paid to limited
  partner ..................................     (4,875,000)
Distributions paid to general
  partner ..................................       (802,942)
                                               ------------
      Cash provided by financing
        activities .........................    170,792,658
                                               ------------
Net change in cash and cash
  equivalents ..............................              -
Cash and cash equivalents -
  beginning balance ........................              -
                                               ------------
Cash and cash equivalents -
  ending balance ...........................   $          -
                                               ============


See Notes to Financial Statements.

TXU EUROPE FUNDING I, L.P.
BALANCE SHEETS



                                              June 30,
                                                2000           December 31,
                                             (unaudited)           1999
                                            -------------     -------------
ASSETS

Investments in junior subordinated
  debentures ............................    $174,705,900      $       -

Investments in other eligible debt
  securities ............................       1,789,701              -

Income receivable .......................           8,452              -
                                            -------------     -------------
         Total ..........................    $176,504,053      $       -
                                            =============     =============



PARTNERS' CAPITAL  AND LIABILITIES

Partners' capital
  Limited partnership interest ..........    $150,000,000      $      85

  General partnership interest ..........      26,470,600             15
                                            -------------     -------------
                                              176,470,600            100

Less: Receivables from partners for
  subscribed partnership interests ......               -           (100)

Retained earnings .......................          33,453              -
                                            -------------     -------------
         Total partners' capital ........     176,504,053              -

Distribution payable - limited partners..               -              -

                     - general partner...               -              -
                                            -------------     -------------
         Total ..........................    $176,504,053      $       -
                                            =============     =============

See Notes to Financial Statements.

                                        10

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

       The Partnership Proceeds were used initially to purchase debt instruments from TXU Eastern Funding Company and one or more eligible subsidiaries of TXU Europe Limited and other eligible debt securities. (See
Note 3.) The Partnership will have a perpetual existence subject to certain termination events. TXU Europe Limited is the sole general partner of the Partnership and, in that capacity, has agreed to pay all fees and expenses related to the organization and operations of the Partnership (including any taxes, duties, assessments or government charges of whatever nature (other than withholding taxes) imposed by the United States or any other domestic taxing authority upon the Partnership) and the offering of the Preferred Partnership Securities and be responsible for all debts and other obligations of the Partnership (other than with respect to the Preferred Partnership Securities). TXU Europe Limited, as sole general partner, has agreed to indemnify certain officers and agents of the Partnership.

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

        Investments - The Partnership's investment in junior subordinated debentures of certain affiliates is recorded at cost. As of June 30, 2000, the fair value of the investment approximates its carrying value. Income on the junior subordinated debentures is accrued when earned. The investment in other eligible securities is limited by the terms of the partnership including investments in certain government obligations.

        Income Taxes - The Partnership does not incur any income tax liabilities. Such liabilities are incurred directly by the partners. Therefore no provision for income taxes has been provided.

        Comprehensive Income - Comprehensive income consists only of net income.
                                        11

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

        In addition, as of June 30, 2000, the Partnership invested in short-term US Treasury bills (T-bills). The T-bills were issued at a discount and interest will be accrued as the T-bills approach maturity.

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

        Also on March 2, 2000, the Partnership received a capital contribution of approximately $26 million from TXU Europe Limited representing the sole general partner interest in the Partnership. The proceeds from the issuance of the Preferred Partnership Securities and the general partners capital contribution were used to purchase the junior subordinated debentures issued by TXU Eastern Funding Company and TXU Europe Group plc.

        TXU Europe Limited has guaranteed, on a limited basis, the payment of distributions by the Partnership on the Preferred Partnership Securities if, as, and when declared out of funds legally available and payments upon liquidation to the Partnership or the redemption of the Preferred Partnership Securities to the extent of funds legally available. This guarantee is subordinated to all other liabilities of TXU Europe Limited.

        The first distribution on the Preferred Partnership Securities was declared and paid on June 30, 2000.

INDEPENDENT ACCOUNTANTS' REPORT


TXU Europe Funding I, L.P.


We have reviewed the accompanying balance sheet of TXU Europe
Funding I, L.P. (the Partnership) as of June 30, 2000, and the related statements of income for the three months and six months ended June 30, 2000 and the statement of cash flows for the six months ended June 30, 2000. These financials are the responsibility of the Partnership's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of the Partnership as of December 31, 1999, and in our report, dated May 4, 2000, we expressed an unqualified opinion on that balance sheet. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 1999, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.



DELOITTE & TOUCHE LLP

London, England
August 9, 2000

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

     Since the Trust was organized on November 22, 1999, its activities, as specified in its Amended and Restated Trust Agreement, have been limited to the issuance of $150 million of 9 3/4% Preferred Trust Securities and the investing of the proceeds in the Preferred Partnership Securities, and the accrual and payment of distributions on the Preferred Trust Securities in accordance with their terms.

     Since the Partnership was organized on November 22, 1999, its activities, as specified in its agreement of limited partnership, have been limited to the issuance of the Preferred Partnership Securities, the receipt of a $26 million capital contribution from TXU Europe Limited, as general partner, the investment of the Partnership Proceeds in junior subordinated debentures and short-term US Treasury bills (T-bills), and the accrual and payment of distributions on the Preferred Partnership Securities. Interest earned on US T-bills that matured early in June 2000 was not paid to the Partnership but was rolled into the purchase of another US T-bill that matures in September 2000.

     On June 30, 2000, the first distributions on the Preferred Trust Securities and the Preferred Partnership Securities, cumulative from the March 2, 2000 issuance date, were declared and paid to the respective holders of those securities.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

               On March 2, 2000, the Trust invested the gross proceeds from the sale of the Preferred Trust Securities in the Preferred Partnership Securities (the Trust Assets). The Partnership, in turn, invested the proceeds from the sale of the Preferred Partnership Securities and a $26 million capital contribution from TXU Europe Limited and TXU Europe Group plc in junior subordinated debentures and eligible debt securities (the Partnership Assets). To the extent the Partnership has funds available from the Partnership Assets, the general partner of the Partnership (TXU Europe Limited) may declare distributions to the Trust, as holder of the Preferred Partnership Securities. The Trust?s ability to pay distributions to the holders of the Preferred Trust Securities is dependent upon its receipt of distributions on the Trust Assets from the Partnership. Therefore, upon the receipt by the Partnership of payments from the Partnership Assets and the distribution thereof to the Trust, the Trust will pass through such payments to the holders of the Preferred Trust Securities.

     On June 30, 2000, the first distributions on the Preferred Trust Securities and the Preferred Partnership Securities, cumulative from the March 2, 2000 issuance date, were declared and paid to the respective holders of those securities.

PART II.  OTHER INFORMATION


Item 6.      EXHIBITS AND REPORTS ON FORM 8-K


 (a)  Exhibits filed as a part of Part II are:

        27(a)  Financial Data Schedule - TXU Europe Capital I

        27(b)  Financial Data Schedule - TXU Europe Funding I, L.P.


 (b)   Reports on Form 8-K filed since March 31, 2000, are as follows:

         None

                          SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.





                                       TXU EUROPE CAPITAL I


                                       By:     /s/Kirk Oliver
                                             --------------------
                                       Name:      Kirk Oliver
                                       Administrative Trustee


                                       By:     /s/Laura  Anderson
                                             ---------------------
                                       Name:      Laura Anderson
                                       Administrative Trustee

Date:  August 10, 2000



                                       TXU EUROPE FUNDING I, L.P.


                                       By:    /s/Paul Marsh
                                             ---------------------
                                       Name:      Paul Marsh
                                       Principal Financial Officer
                                       and Director of the General
                                       Partner




Date:  August 10, 2000