Form 10-Q
period 2000-09-30
TXU EUROPE CAPITAL I; TXU EUROPE FUNDING I L P
filed 2000-11-22
CIK 1099392, 1099393

SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.  20549



                           FORM 10-Q


  (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                            - OR -

 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934



              Commission File Number 001-15709-01

                     TXU Europe Capital I


                                                   I.R.S. Employer
   Delaware Business Trust                         Identification No.
                                                     75 - 6578216


   Energy Plaza, 1601 Bryan Street, Dallas, Texas 75201-3411
                        (214) 812-4600

              Commission File Number 333-82307-02

                  TXU Europe Funding I, L.P.

                                                    I.R.S. Employer
   Delaware Limited Partnership                     Identification No.
                                                      75 - 2880490


   2711 Centerville Road, Suite 400, Wilmington, Delaware 19808



Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.
 Yes  ___x__      No _____

TABLE OF CONTENTS

Part I. Financialinformation                                        Page


       Item 1.  Financial Statements

         TXU Europe Capital I
            Statements of Income -
            Three  and  nine  months ended September 30,2000. . . .    2

            Statement of Cash Flows -
            Nine months ended September 30, 2000. . . . . . . . . .    3

            Balance Sheets -
            September 30, 2000 and December 31, 1999. . . . . . . .    4

            Notes to Financial Statements . . . . . . . . . . . . .    5

            Independent Accountant's Reports. . . . . . . . . . . .    7

         TXU Europe Funding I, L.P.
            Statements of Income -
            Three  and  nine  months ended September 30, 2000 . . .    8

            Statement of Cash Flows -
            Nine months ended September 30, 2000. . . . . . . . . .    9

            Balance Sheets -
            September 30, 2000 and December 31, 1999. . . . . . . .   10

            Notes to Financial Statements . . . . . . . . . . . . .   11

           Independent Accountant's Reports . . . . . . . . . . . .   13

       Item  2. Management's Discussion  and  Analysis  of
            Financial Condition and Results of Operations . . . . .   14


       Item  3. Quantitative and Qualitative Disclosures
            About Market Risk . . . . . . . . . . . . . . . . . . .   14

Part II. Other Information

       Item 6.Exhibits and Reports on Form 8-K. . . . . . . . . . .   15

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   16

                    PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

TXU EUROPE CAPITAL I
STATEMENTS OF INCOME
(Unaudited)

                                         Three                Nine
                                         Months              Months
                                         Ended               Ended
                                     September 30,       September 30,
                                          2000                2000
                                      -----------         -----------

Income on preferred partnership       $         -         $         -
securities. . . . . . . . . . . . . .   3,656,250           8,531,250

Distribution expense on preferred
trust securities. . . . . . . . . . .  (3,656,250)         (8,531,250)
                                      -----------         -----------
Net income. . . . . . . . . . . . . . $         -         $         -
                                      ===========         ===========

See Notes to Financial Statements.

TXU EUROPE CAPITAL I
STATEMENT OF CASH FLOWS
(Unaudited)

                                                          Nine
                                                         Months
                                                         Ended
                                                      September 30,
                                                          2000
                                                      -------------
Investing Activities
Investment in preferred partnership securities . . .  $(150,000,000)
Income received from investment in
 preferred partnership securities. . . . . . . . . .      4,875,000
                                                      -------------
    Cash provided by investing activities. . . . . .   (145,125,000)
                                                      -------------
Financing Activities
Issuance of preferred trust securities . . . . . . .    150,000,000
Distribution on preferred trust securities . . . . .     (4,875,000)
                                                      -------------
    Cash provided by financing activities. . . . . .    145,125,000
                                                      -------------
Net change in cash and cash equivalents. . . . . . .              -

Cash and cash equivalents - beginning balance. . . .              -
                                                      -------------
Cash and cash equivalents - ending balance . . . . .  $           -
                                                      =============


See Notes to Financial Statements.

TXU EUROPE CAPITAL I
BALANCE SHEETS


                                                     September 30,    December 31,
                                                         2000             1999
                                                      ------------     -----------
                                                               (unaudited)

ASSETS

Investment in preferred partnership securities . . .  $150,000,000     $        -

Income receivable. . . . . . . . . . . . . . . . . .     3,656,250              -
                                                      ------------     -----------
     Total assets. . . . . . . . . . . . . . . . . .  $153,656,250     $        -
                                                      ============     ===========
CAPITALIZATION AND LIABILITIES

Stockholders equity
  Preferred trust securities (9 3/4% Trust
    Originated Preferred Securities;
    6,900,000 authorized, 6,000,000
    issued and outstanding; $25
    liquidation amount per security) . . . . . . . .  $150,000,000     $       -

Retained earnings. . . . . . . . . . . . . . . . . .             -             -
                                                      ------------     -----------
     Total stockholders' equity. . . . . . . . . . .   150,000,000             -
                                                      ------------     -----------
Distribution payable . . . . . . . . . . . . . . . .     3,656,250             -
                                                      ------------     -----------

     Total capitalization and liabilities. . . . . .  $153,656,250     $       -
                                                      ============     ===========



See Notes to Financial Statements.

TXU Europe Capital I
Notes to Financial Statements


1.   Description of Business

       TXU Europe Capital I (the Trust) is a statutory business trust formed on November 22, 1999 under the laws of the State of Delaware for the exclusive purpose of (i) issuing Trust Originated Preferred Securities (Preferred Trust Securities) representing undivided beneficial ownership interests in the assets of the Trust, (ii) purchasing Preferred Partnership Securities representing the limited partnership interests of TXU Europe Funding I, L.P. (the Partnership) with the proceeds from the sale of the Preferred Trust Securities, and (iii) engaging in only those other activities necessary or incidental thereto. The Trust has a perpetual existence, subject to certain termination events as provided in its Amended and Restated Trust Agreement.

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

      Use of Estimates - The preparation of the Trust's financial statements requires management to make estimates and assumptions about future events that affect the reporting and disclosure of assets and liabilities at the balance sheet dates and the reported amounts of revenue and expense during the periods covered by the financial statements. In the event estimates and/or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information.

      Investments - The investment in Preferred Partnership Securities represents a limited partnership interest in the Partnership and is recorded at cost. As of September 30, 2000, the fair value of the investment approximates its carrying value. Income on the Preferred Partnership Securities is accrued when earned.

      Comprehensive Income - Comprehensive income consists only of net income.

      Income  Taxes - The Trust does not incur any  income  tax
    liabilities.   Such  liabilities are incurred  directly  by
    the security holders. Therefore no provision for income taxes has been provided.

TXU Europe Capital I
Notes to Financial Statements

3.   Investment in Preferred Partnership Securities

       The Trust holds $150 million of 9.75% Preferred Partnership Securities, $25 liquidation preference per security. The distribution payment dates and redemption provisions of the Preferred Partnership Securities, which are redeemable after March 2, 2005 at the option of TXU Europe Limited, the general partner of the Partnership, correspond to the distribution payment dates and redemption provisions of the Preferred Trust Securities. Upon any redemption of the Preferred Partnership Securities, the Preferred Trust Securities will be redeemed. TXU Europe Limited has guaranteed, on a subordinated basis, the payment of distributions by the Partnership on the Preferred Partnership Securities if, as, and when declared out of funds legally available and payments upon liquidation of the Partnership or the redemption of the Preferred Partnership Securities to the extent of funds legally available.

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

      The Trust will use distributions it receives on the Preferred Partnership Securities to make cash distributions on the Preferred Trust Securities. Distributions on the Preferred Trust Securities were made on June 30 and October 2, 2000.

      TXU Europe Limited has guaranteed, on a limited basis, the payment in full of all distributions and other payments on the Preferred Trust Securities to the extent that the Trust has funds legally available. TXU Europe Limited has also issued guarantees of the Preferred Partnership Securities and the junior subordinated debentures held by the Partnership. These guarantees are subordinated to all other unsubordinated liabilities of TXU Europe Limited.

INDEPENDENT ACCOUNTANTS' REPORT


TXU Europe Capital I


We have reviewed the accompanying balance sheet of TXU Europe Capital I (the Trust) as of September 30, 2000, and the related statements of income for the three months and nine months ended September 30, 2000 and the statement of cash flows for the nine months ended September 30, 2000. These financial statements are the responsibility of the Trust's management.

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



DELOITTE & TOUCHE

London, England
November 6, 2000

TXU EUROPE FUNDING I, L.P.
STATEMENTS OF INCOME
(Unaudited)

                                         Three            Nine
                                         Months          Months
                                         Ended           Ended
                                      September 30,   September 30,
                                          2000            2000
                                      ------------    ------------
Interest income
 Junior subordinated debentures. . .   $4,258,456      $9,936,398

 Other eligible debt securities. . .       31,454          64,907

Distribution expense

  To limited partner . . . . . . . .   (3,656,250)     (8,531,250)

  To general partner . . . . . . . .     (602,206)     (1,405,148)
                                      ------------    ------------
Net income . . . . . . . . . . . . .   $   31,454      $   64,907
                                      ============    ============



See Notes to Financial Statements.


TXU EUROPE FUNDING I, L.P.
STATEMENT OF CASH FLOWS
(Unaudited)


                                                 Nine Months
                                                    Ended
                                                 September 30,
                                                     2000
                                                -------------
Operating Activities

Net income. . . . . . . . . . . . . . . . . . .  $     64,907
Adjustments to reconcile net income to
  cash provided by operating activities:

Changes in operating assets and liabilities . .        (9,696)
                                                 ------------
  Cash provided by operating activities . . . .        55,211
                                                 ------------
Investing Activities
Investments in junior subordinated
  debentures  . . . . . . . . . . . . . . . . .  (174,705,900)
Investment in eligible debt securities. . . . .    (5,372,909)
Interest income received on investments
  in junior subordinated debentures . . . . . .     5,677,942
Maturity of eligible debt securities. . . . . .     3,552,998
                                                 ------------
  Cash used in investing activities . . . . . .  (170,847,869)
                                                 ------------
Financing Activities
Issuance of  preferred partnership securities .   150,000,000
Capital contributions from general partner. . .    26,470,600
Distributions paid to limited partner . . . . .    (4,875,000)
Distributions paid to general partner . . . . .      (802,942)
                                                 ------------
  Cash provided by financing activities . . . .   170,792,658
                                                 ------------
Net change in cash and cash equivalents . . . .             -
Cash and cash equivalents - beginning balance .             -
                                                 ------------
Cash and cash equivalents - ending balance. . .  $          -
                                                 ============

See Notes to Financial Statements.


TXU EUROPE FUNDING I, L.P.
BALANCE SHEETS

                                                  September 30,   December 31,
                                                      2000            1999
                                                  ------------    -----------
                                                         (unaudited)

ASSETS

Investments in junior subordinated debentures. .  $174,705,900      $     -
Investment in other eligible debt securities . .     1,819,911            -
Income receivable - junior subordinated
   debentures. . . . . . . . . . . . . . . . . .     4,258,456            -
Income receivable  - other eligible
   debt securities . . . . . . . . . . . . . . .         9,696            -
                                                  ------------      --------
           Total . . . . . . . . . . . . . . . .  $180,793,963      $     -
                                                  ============      ========

PARTNERS' CAPITAL  AND LIABILITIES

Partners' capital
  Limited partnership interest . . . . . . . . .  $150,000,000      $    85
  General partnership interest . . . . . . . . .    26,470,600           15
                                                  ------------      --------
                                                   176,470,600          100
Less: Receivables from partners for
  subscribed partnership interests . . . . . . .             -         (100)

Retained earnings. . . . . . . . . . . . . . . .        64,907            -
                                                  ------------      --------
        Total partners' capital. . . . . . . . .   176,535,307            -
                                                  ------------      --------
Distribution payable  - limited partners . . . .     3,656,250            -
                      - general partner. . . . .       602,206            -
                                                  ------------      --------
           Total . . . . . . . . . . . . . . . .  $180,793,963      $     -
                                                  ============      ========

See Notes to Financial Statements.

TXU EUROPE FUNDING I, L.P.
Notes to Financial Statements


1.   Description of Business

       TXU Europe Funding I, L.P. (the Partnership) is a limited partnership that was formed under the Delaware
    Revised Uniform Limited Partnership Act on November 22, 1999, for the exclusive purpose of (i) issuing the Partnership interests, (ii) purchasing certain eligible debt instruments, including debentures of TXU Eastern Funding Company and one or more subsidiaries of TXU Europe Limited and short-term eligible securities with the proceeds from (a) the sale of Preferred Partnership Securities to TXU Europe Capital I (the Trust) and (b) a capital contribution from TXU Europe Limited in exchange for the general partnership interest in the Partnership (collectively, the Partnership Proceeds) and (iii) engaging in only those other activities necessary and incidental thereto.

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

       Investments - The Partnership's investment in junior subordinated debentures of certain affiliates is recorded at cost. As of September 30, 2000, the fair value of the investment approximates its carrying value. Income on the junior subordinated debentures is accrued when earned. The investment in other eligible securities is limited by the terms of the partnership including investments in certain government obligations.

       Comprehensive Income - Comprehensive income consists only of net income.

       Income  Taxes  -  The  Partnership does  not  incur  any
    income  tax  liabilities.   Such liabilities  are  incurred
    directly by the partners. Therefore no provision for income taxes has been provided.

TXU EUROPE FUNDING I, L.P.
Notes to Financial Statements


3.   Investments

       The Partnership holds junior subordinated debentures of TXU Eastern Funding Company and TXU Europe Group plc, both subsidiaries of TXU Europe Limited. The junior subordinated debentures have a term of approximately 20 years and bear interest at 9.75% per annum. The interest payment dates and redemption provisions of the debentures, which are redeemable at the option of TXU Europe Limited on or after March 2, 2005, correspond to the distribution payment dates and redemption provisions of the Preferred Partnership Securities. Interest and redemption payments on the subsidiary debentures are guaranteed by TXU Europe Limited on a subordinated basis.

       In addition, as of September 30, 2000, the Partnership had invested in short-term commercial paper securities. The commercial paper purchased was issued at a discount and interest will be accrued as the commercial paper approaches maturity. Earnings on these and other eligible securities previously invested in through September 30, 2000 are being accumulated and rolled over into principal as the securities mature as the general partner has not yet declared a distribution of those earnings.

4.   Partners Capital

       On  March  2,  2000,  the Partnership  issued  6,000,000
    units of 9.75% Preferred Partnership Securities to the Trust representing the limited partnership interests of the Partnership in exchange for $150 million. The Preferred Partnership Securities have a liquidation preference of $25 per security and may be redeemed at the option of TXU Europe Limited, the general partner, in whole, or in part, at any time on or after March 2, 2005. Distributions on the Preferred Partnership Securities are cumulative from the date of original issue (March 2, 2000) and are payable quarterly if, as, and when declared by the general partner, at an annual rate of 9.75% of the stated liquidation amount per annum. Holders of Preferred Partnership Securities have no voting rights.

       Also on March 2, 2000, the Partnership received a capital contribution of approximately $26 million from TXU Europe Limited representing the sole general partner interest in the Partnership. The proceeds from the issuance of the Preferred Partnership Securities and the general partners' capital contribution were used to purchase the junior subordinated debentures issued by TXU Eastern Funding Company and TXU Europe Group plc and other eligible securities.

       TXU Europe Limited has guaranteed, on a limited basis, the payment of distributions by the Partnership on the Preferred Partnership Securities if, as, and when declared out of funds legally available and payments upon liquidation to the Partnership or the redemption of the Preferred Partnership Securities to the extent of funds legally available. TXU Europe Limited has also issued guarantees of the junior subordinated debentures held by the Partnership. These guarantees are subordinated to all other unsubordinated liabilities of TXU Europe Limited.

       Distributions on the Preferred Partnership Securities and the general partnership interest were declared on June
    30  and  September 29 and paid on June 30  and  October  2,
    2000.

INDEPENDENT ACCOUNTANTS' REPORT


TXU Europe Funding I, L.P.


We have reviewed the accompanying balance sheet of TXU Europe Funding I, L.P. (the Partnership) as of September 30, 2000, and the related statements of income for the three months and nine months ended September 30, 2000 and the statement of cash flows for the nine months ended September 30, 2000. These financial statements are the responsibility of the Partnership's management.

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

London, England
November 6, 2000

Item  2.   Management's  Discussion and  Analysis  of  Financial
Condition and Results of Operations

   The Registrants' activities are limited to issuing securities and investing the proceeds as follows:

   The Trust exists for the exclusive purpose of (i) issuing a control certificate, which entitles the holder to administrative and appointment powers with respect to the Trust, and 9 3/4% Trust Originated Preferred Securities (Preferred Trust Securities) representing undivided beneficial ownership interest in the assets of the Trust, (ii) investing the gross proceeds from the issuance of the Preferred Trust Securities in 9.75% Preferred Partnership Securities of the Partnership representing the limited partnership interests of the Partnership and (iii) engaging in only those other activities necessary or incidental
thereto.    The  Trust  has a perpetual  existence,  subject  to
certain termination events as provided in its Amended and Restated Trust Agreement. The Partnership is managed by the general partner and exists for the exclusive purpose of (i) issuing its Partnership interests, (ii) purchasing certain eligible debt instruments of TXU Eastern Funding Company and TXU Europe Group plc with the proceeds from (a) the sale of its 9.75% Preferred Partnership Securities, representing limited partnership interests in the Partnership, to the Trust and (b) a capital contribution from TXU Europe Limited in exchange for the general partnership interest in the Partnership (collectively, the Partnership Proceeds).

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

   Since the Partnership was organized on November 22, 1999, its activities, as specified in its agreement of limited partnership, have been limited to the issuance of the Preferred Partnership Securities, the receipt of a $26 million capital contribution from TXU Europe Limited, as general partner, the investment of the Partnership Proceeds in junior subordinated debentures and short-term eligible securities (primarily US Treasury bills and commercial paper), and the accrual and payment of distributions on the Preferred Partnership Securities. Through the nine months ended September 30, 2000, interest earned on short-term eligible securities that have matured has not been paid to the Partnership but has been rolled over into the purchase of other eligible securities as the general partner has not yet declared a distribution of those earnings.

   On June 30, 2000, the first distributions on the Preferred Trust Securities and the Preferred Partnership Securities, cumulative from the March 2, 2000 issuance date, were declared and paid to the respective holders of those securities. An additional distribution was made on October 2, 2000.

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

   On June 30, 2000, the first distributions on the Preferred Trust Securities and the Preferred Partnership Securities, cumulative from the March 2, 2000 issuance date, were declared and paid to the respective holders of those securities.
An additional distribution was declared on September 30, 2000 and paid on October 2, 2000.

PART II.  OTHER INFORMATION


Item 6.      EXHIBITS AND REPORTS ON FORM 8-K


 (a)Exhibits filed as a part of Part II are:

        27(a)  Financial Data Schedule - TXU Europe Capital I

        27(b)  Financial Data Schedule - TXU Europe Funding I,L.P.


 (b) Reports on Form 8-K filed since June 30, 2000, are as follows:


       None

                          SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned hereunto duly authorized.





                                       TXU EUROPE CAPITAL I


                                       By   :  /s/ Kirk Oliver
                                             ------------------
                                       Name:      Kirk Oliver
                                       Administrative Trustee


                                       By   : /s/ Laura  Conn
                                             ------------------
                                       Name: Laura Conn
                                       Administrative Trustee

Date:  November 13, 2000



                                     TXU EUROPE FUNDING I, L.P.


                                       By:  /s/ Paul Marsh
                                          ---------------------
                                       Name:      Paul Marsh
                                       Principal Financial Officer
                                       and Director of the General
                                       Partner




Date:  November 13, 2000