Form 10-K405
period 2000-12-31
TXU EUROPE CAPITAL I; TXU EUROPE FUNDING I L P
filed 2001-03-29
CIK 1099392, 1099393

3: htmlconversiontopr10-k5 6:

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2000

- OR-

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

Commission File Number	Exact Name of Registrant as Specified in its Charter; Address of Principal Executive Offices; and Telephone Number	I.R.S Employer Identification No.	State or Other Jurisdiction of Incorporation
001-15709-01	TXU Europe Capital I Energy Plaza 1601 Bryan Street Dallas, Texas 75201-3411 (214) 812-4600	75 - 6578216	Delaware
333-82307-02	TXU Europe Funding I,L.P. 2711 Centerville Road Suite 400 Wilmington, Delaware 19808	75 - 2880490	Delaware

Securities registered pursuant to Section 12(b) of the Act:

Registrant	Title of Each Class	Name of Each Exchange on Which Registered
TXU Europe Capital I	9 3/4% Trust Originated Preferred Securities	New York Stock Exchange

 Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes Ö No _

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [Ö ]

Aggregate market value of common equity held by non-affiliates:

TXU Europe Capital I - None
TXU Europe Funding I, L.P. - None

DOCUMENTS INCORPORATED BY REFERENCE: : Prospectus, dated February 24, 2000, filed pursuant to Rule 424(b) (3) in connection with Registration Statement on Form S-1 (Nos. 333-93509, 333-93509-01, 333-93509-02 and 333-93509-03) filed by the Registrants, TXU Eastern Funding Company and TXU Europe Limited, incorporated in part by reference in Part I.

This combined Form 10-K is filed separately by TXU Europe Capital I and TXU Europe Funding I, L.P. The information contained herein is filed by each of TXU Europe Capital I and TXU Europe Funding I, L.P., other than the financial statements of TXU Europe Capital I and TXU Europe Funding I, L.P., which are filed by the respective registrants on its own behalf. Each registrant makes no representation as to information filed by the other registrant.

TABLE OF CONTENTS

PART 1
		Page
Item 1.	BUSINESS	1
	SUMMARY CORPORATE STRUCTURE.	1
	TXU EUROPE CAPITAL I	1
	TXU EUROPE FUNDING I, L.P	1
	TXU EUROPE LIMITED	2
Item 2.	PROPERTIES	2
Item 3.	LEGAL PROCEEDINGS	2
Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	2

PART II

PART III
Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT	17
Item 11.	EXECUTIVE COMPENSATION	18
Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	18
Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	18

PART IV
Item 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K	19
	Signatures	21

PART 1

Item 1. BUSINESS

SUMMARY CORPORATE STRUCTURE

TXU Corp.

TXU Europe Limited

TXU Europe CP, Inc.

TXU Europe Capital I

TXU Europe Funding I, L.P.

TXU Europe Capital I

TXU Europe Capital I (TXU Europe Capital or the Trust) is a statutory business trust created under the Delaware Business Trust Act pursuant to a trust agreement (Trust Agreement) and the filing of a certificate of trust with the Secretary of State of the State of Delaware on November 22, 1999. The Trust Agreement was subsequently amended by an Amended and Restated Trust Agreement dated as of March 2, 2000. TXU Europe CP, Inc. (the Control Party), a Delaware corporation, retains administrative and appointment powers with respect to the trust by virtue of its ownership of the trust's control certificate. The control certificate does not provide any economic interest in the trust to the Control Party. The trust exists for the exclusive purpose of (i) issuing the control certificate and 9 3/4% Trust Originated Preferred Securities (Preferred Trust Securities) representing undivided beneficial ownership interests in the assets of the Trust, (ii) investing the gross proceeds from the issuance of the Preferred Trust Securities in 9.75% Preferred Partnership Securities of TXU Europe Funding I, L.P., representing the limited partnership interests of the Partnership and (iii) engaging in only those other activities necessary or incidental thereto. The Trust has a perpetual existence, subject to certain termination events as provided in its Amended and Restated Trust Agreement. The Trust has no employees.

TXU Europe Funding I, L.P.

TXU Europe Funding I, L.P. (TXU Europe Funding or the Partnership) is a limited partnership that was formed under the Delaware Revised Uniform Limited Partnership Act, as amended, pursuant to an agreement of limited partnership and the filing of a certificate of limited partnership with the Secretary of State of Delaware on November 22, 1999, which was subsequently amended by an Amended and Restated Agreement of Limited Partnership dated as of March 2, 2000. TXU Europe Limited is the sole general partner of the Partnership. The Partnership is managed by the general partner and exists for the exclusive purpose of (i) issuing its Partnership interests, (ii) purchasing certain eligible debt instruments of TXU Eastern Funding Company (TXU Eastern Funding) and TXU Europe Group plc with the proceeds from (a) the sale of its 9.75% Preferred Partnership Securities (Preferred Partnership Securities), representing limited partnership interests in the Partnership, to the Trust and (b) a capital contribution from TXU Europe Limited in exchange for the general partnership interest in the Partnership (collectively, the Partnership Proceeds) and (iii) engaging in only those other activities necessary or incidental thereto. The Partnership has no employees.

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

TXU EUROPE LIMITED

TXU Europe Limited is the sole general partner of the Partnership. In addition, the Control Party is a wholly-owned subsidiary of TXU Europe Limited. TXU Europe Limited is a private limited company incorporated under the laws of England and Wales on February 5, 1998 and is an indirect wholly-owned subsidiary of TXU Corp. TXU Corp. is a holding company that, through its subsidiaries, is engaged in the generation, purchase, transmission, distribution and sale of electricity; the purchase, transmission and distribution of natural gas; energy services; and telecommunications and other businesses, primarily in the United States (US), Europe and Australia. TXU Europe Limited is a holding company for TXU Corp.'s United Kingdom (UK) and other European operations.

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

Item 6. SELECTED FINANCIAL DATA

The Trust and the Partnership have been in existence from formation (November 22, 1999). The financial condition and results of operations as of and for the year ended December 31, 2000 for the Trust and the Partnership are presented elsewhere herein. As there were no changes in the financial condition or results of operations for the period from formation through December 31, 1999, a table of selected financial data was not considered necessary and has not been provided herein.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Registrants' activities are limited to issuing securities and investing the proceeds as follows:

The Trust exists for the exclusive purpose of (i) issuing a control certificate, which entitles the holder to administrative and appointment powers with respect to the Trust, and Preferred Trust Securities representing undivided beneficial ownership interest in the assets of the Trust, (ii) investing the gross proceeds from the issuance of the Preferred Trust Securities in Preferred Partnership Securities representing the limited partnership interests of the Partnership and (iii) engaging in only those other activities necessary or incidental thereto. The Trust has a perpetual existence, subject to certain termination events as provided in its Amended and Restated Trust Agreement. The Partnership is managed by the general partner and exists for the exclusive purpose of (i) issuing its Partnership interests, (ii) purchasing certain eligible debt instruments of TXU Eastern Funding Company and TXU Europe Group plc with the proceeds from (a) the sale of its Preferred Partnership Securities, representing limited partnership interests in the Partnership, to the Trust and (b) a capital contribution from TXU Europe Limited in exchange for the general partnership interest in the Partnership (collectively, the Partnership Proceeds).

Since the Trust was organized on November 22, 1999, its activities, as specified in its Amended and Restated Trust Agreement, have been limited to the issuance of $150 million of Preferred Trust Securities and the investing of the proceeds in the Preferred Partnership Securities, and the accrual and payment of distributions on the Preferred Trust Securities in accordance with their terms.

Since the Partnership was organized on November 22, 1999, its activities, as specified in its Agreement of Limited Partnership, have been limited to the issuance of the Preferred Partnership Securities, the receipt of a $26 million capital contribution from TXU Europe Limited, as general partner, the investment of the Partnership Proceeds in junior subordinated debentures and short-term eligible securities (primarily US Treasury bills and commercial paper), and the accrual and payment of distributions on the Preferred Partnership Securities. Through the year ended December 31, 2000, interest earned on short-term eligible securities that have matured has not been paid to the Partnership but has been rolled over into the purchase of other eligible securities, since the general partner has not yet declared a distribution of those earnings.

Distributions on the Preferred Trust Securities and the Preferred Partnership Securities, cumulative from the March 2, 2000 issuance date, were declared and paid to the respective holders of those securities on June 30, 2000. Additional quarterly distributions were made on October 2, 2000 and December 29, 2000.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On March 2, 2000, the Trust invested the gross proceeds from the sale of the Preferred Trust Securities in the Preferred Partnership Securities (the Trust Assets). The Partnership, in turn, invested the proceeds from the sale of the Preferred Partnership Securities and a $26 million capital contribution from TXU Europe Limited in junior subordinated debentures of TXU Eastern Funding Company and TXU Europe Group plc and eligible debt securities (the Partnership Assets). To the extent the Partnership has funds available from the Partnership Assets, the general partner of the Partnership (TXU Europe Limited) may declare distributions to the Trust, as holder of the Preferred Partnership Securities. The Trust's ability to pay distributions to the holders of the Preferred Trust Securities is dependent upon its receipt of distributions on the Trust Assets from the Partnership. Therefore, upon the receipt by the Partnership of payments from the Partnership Assets and the distribution thereof to the Trust, the Trust will pass through such payments to the holders of the Preferred Trust Securities.

Interest rate market risk is not significant to the Trust and the Partnership as all of the securities and investments involved, except for the eligible debt securities, are at fixed rates. A change in market interest rate has no effect on interest accrued or on cash flows. Investments in eligible debt securities during the year ended December 31, 2000 were in the form of US Treasury bills or commercial paper, which are of short-term duration and earn interest at current market rates. The carrying value of these securities approximates their fair value. Earnings on these securities previously invested in through December 31, 2000 are being accumulated and rolled over into principal as the securities mature as the general partner has not yet declared a distribution of those earnings.

There is a currency risk associated with the payment of funds as the earnings of TXU Europe Limited and TXU Europe Group plc are in UK pounds sterling but the payments on the Preferred Partnership Securities and the Preferred Trust Securities are in US dollars.

On June 30, 2000, the first distributions on the Preferred Trust Securities and the Preferred Partnership Securities, cumulative from the March 2, 2000 issuance date, were declared and paid to the respective holders of those securities. Additional distributions were made on October 2, 2000, and December 29, 2000.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors' Report

To the Trustees of TXU Europe Capital I

We have audited the accompanying balance sheets of TXU Europe Capital I (the "Trust") as of December 31, 2000 and 1999, and the related statements of income and cash flows for the year ended December 31, 2000. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the year ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE

February 1, 2001

London, England

TXU EUROPE CAPITAL I
STATEMENTS OF INCOME

Year Ended December 31, 2000
Income on preferred partnership securities	$12,187,500
Distribution expense on preferred trust securities	(12,187,500)
Net Income	$ -

See Notes to Financial Statements.

TXU EUROPE CAPITAL I

STATEMENT OF CASH FLOWS

Year Ended December 31, 2000
Investment in preferred partnership securities	$(150,000,000)
Income received from investment in preferred partnership securities	12,187,500
Cash used in investing activities	(137,812,500)
Financing Activities
Issuance of preferred trust securities	150,000,000
Distribution on preferred trust securities	(12,187,500)
Cash provided by financing activities	137,812,500
Net change in cash and cash equivalents	-
Cash and cash equivalents - beginning balance	-
Cash and cash equivalents - ending balance	$ -

See Notes to Financial Statements.

TXU EUROPE CAPITAL I
BALANCE SHEETS
December 31,
	2000	1999
ASSETS

Investment in preferred partnership securities	$ 150,000,000	$ -
Income receivable	-	-
Total assets	$ 150,000,000	$ -
CAPITALIZATION AND LIABILITIES

Stockholders equity Preferred trust securities (9 3/4% Trust Originated Preferred Securities; 6,900,000 authorized, 6,000,000 issued and outstanding; $25 liquidation amount per security)	$ 150,000,000	$ -
Retained earnings	-	-
Total stockholders' equity	150,000,000	-
Distribution payable	-	-
Total capitalization and liabilities	$ 150,000,000	$ -

See Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS OF TXU EUROPE CAPITAL I

1. Description of Business

TXU Europe Capital I (the Trust) is a statutory business trust formed on November 22, 1999 under the laws of the State of Delaware for the exclusive purpose of (i) issuing 9 3/4% Trust Originated Preferred Securities (Preferred Trust Securities) representing undivided beneficial ownership interest in the assets of the Trust, (ii) purchasing 9.75% Preferred Partnership Securities (Preferred Partnership Securities) representing the limited partnership interests of TXU Europe Funding I, L.P. (the Partnership) with the proceeds from the sale of the Preferred Trust Securities, and (iii) engaging in only those other activities necessary or incidental thereto. The Trust has a perpetual existence, subject to certain termination events as provided in its Amended and Restated Trust Agreement.

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

TXU Europe Limited, the ultimate parent of the Trust and the general partner of the Partnership, has paid compensation to the underwriters of the offering of the Preferred Trust Securities. TXU Europe Limited will pay all fees and expenses related to the organization and operations of the Trust (including any taxes, duties, assessments or governmental charges of whatever nature (other than withholding taxes) imposed by the United States or any other domestic taxing authority upon the Trust) and the offering of the Preferred Trust Securities and is responsible for all debts and other obligations of the Trust (other than the Preferred Trust Securities). TXU Europe Limited has also agreed to indemnify the trustees and certain other persons. During the year ended December 31, 2000, TXU Europe Limited paid approximately $6.3 million for costs associated with the formation of the Trust, for the issuance of the Preferred Trust Securities and for other expenses on behalf of the Trust.

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

Investments - The investment in Preferred Partnership Securities represents a limited partnership interest in the Partnership and is recorded at cost. As of December 31, 2000, the fair value of the investment approximates its carrying value. Income on the Preferred Partnership Securities is accrued when earned.

Comprehensive Income - Comprehensive income consists only of net income.

Income Taxes - The Trust does not incur any income tax liabilities. Such liabilities are incurred directly by the security holders. Therefore no provision for income taxes has been provided.

  Investment in Preferred Partnership Securities

  The Trust holds $150 million of Preferred Partnership Securities, $25 liquidation preference per security. The distribution payment dates and redemption provisions of the Preferred Partnership Securities, which are redeemable after March 2, 2005 at the option of TXU Europe Limited, the general partner of the Partnership, correspond to the distribution payment dates and redemption provisions of the Preferred Trust Securities. Upon any redemption of the Preferred Partnership Securities, the Preferred Trust Securities will be redeemed. TXU Europe Limited has guaranteed, on a subordinated basis, the payment of distributions by the Partnership on the Preferred Partnership Securities if, as, and when declared out of funds legally available and payments upon liquidation of the Partnership or the redemption of the Preferred Partnership Securities to the extent of funds legally available.

  Stockholders' Equity

On March 2, 2000, the Trust issued to investors 6,000,000 units of Preferred Trust Securities for an aggregate of $150 million. The Preferred Trust Securities have a liquidation preference of $25 per unit. The Preferred Trust Securities are subject to mandatory redemption upon payment of the Preferred Partnership Securities. Distributions on the Preferred Trust Securities are cumulative from the date of original issue (March 2, 2000) and are payable quarterly in arrears on each March 31, June 30, September 30 and December 31, commencing June 30, 2000, at an annual rate of 9.75% of the stated liquidation amount per annum. Distributions not paid on the scheduled payment date will accumulate and compound quarterly at a rate per annum equal to 9.75%. Holders of the Preferred Trust Securities have no voting rights.

The Trust will use distributions it receives on the Preferred Partnership Securities to make cash distributions on the Preferred Trust Securities. Distributions on the Preferred Trust Securities were made on June 30, October 2, and December 29, 2000.

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

Independent Auditors' Report

To the General Partner and Initial Limited Partner of TXU Europe Funding I, L.P.

We have audited the accompanying balance sheets of TXU Europe Funding I, L.P. (the "Partnership") as of December 31, 2000 and 1999, and the related statements of income and cash flows for the year ended December 31, 2000. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements presents fairly, in all material respects, the financial position of the Partnership as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the year ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE

February 1, 2001

London, England

TXU EUROPE FUNDING I, L.P.
STATEMENTS OF INCOME

Year Ended December 31, 2000
Interest income Junior subordinated debentures Other eligible debt securities Distribution expense To limited partner To general partner	$ 14,194,854 97,118 - (12,187,500) (2,007,354)
Net income	$ 97,118

See Notes to Financial Statements.

TXU EUROPE FUNDING I, L.P.
STATEMENT OF CASH FLOWS

Year Ended December 31, 2000
Net income	$ 97,118
Adjustments to reconcile net income to cash provided by operating activities:
Changes in operating assets and liabilities	(11,538)
Cash provided by operating activities	85,580
Investing Activities
Investments in junior subordinated debentures	(174,705,900)
Investment in eligible debt securities	(7,223,187)
Interest income received on investments in junior subordinated debentures	14,194,854
Maturity of eligible debt securities	5,372,907
Cash used in investing activities	(162,361,326)
Financing Activities
Issuance of preferred partnership securities	150,000,000
Capital contributions from general partner	26,470,600
Distributions paid to limited partner	(12,187,500)
Distributions paid to general partner	(2,007,354)
Cash provided by financing activities	162,275,746
Net change in cash and cash equivalents	-
Cash and cash equivalents - beginning balance	-
Cash and cash equivalents - ending balance	$ -

See Notes to Financial Statements.

TXU EUROPE FUNDING I, L.P.
BALANCE SHEETS

	December 31,
	2000	1999
ASSETS

Investments in junior subordinated debentures	$ 174,705,900	$ -
Investment in other eligible debt securities	1,850,280	-
Income receivable - junior subordinated debentures	-	-
Income receivable - other eligible debt securities	11,538	-
Total	$ 176,567,718	$ -
PARTNERS' CAPITAL AND LIABILITIES
Partners' capital
Limited partnership interest	$150,000,000	$ 85
General partnership interest	26,470,600	15
	176,470,600	100
Less: Receivables from partners for subscribed partnership interests	-	(100)

Retained earnings	97,118	-
Total partners' capital	176,567,718	-
Distribution payable - limited partners	-	-
- general partner	-	-
Total	$176,567,718	$ -

See Notes to Financial Statements.

NOTES TO FINANCIAL STATEMENTS OF TXU EUROPE FUNDING I, L.P.

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

Except as provided in the Amended and Restated Agreement of Limited Partnership and Preferred Partnership Securities Guarantee Agreement, and as otherwise provided by law, the holders of the Preferred Partnership Securities will have no voting rights.

The Partnership Proceeds were used initially to purchase debt instruments from TXU Eastern Funding Company and TXU Europe Group plc and other eligible debt securities. (See Note 3.) The Partnership has a perpetual existence subject to certain termination events. TXU Europe Limited is the sole general partner of the Partnership and, in that capacity, has agreed to pay all fees and expenses related to the organization and operations of the Partnership (including any taxes, duties, assessments or government charges of whatever nature (other than withholding taxes) imposed by the United States or any other domestic taxing authority upon the Partnership) and the offering of the Preferred Partnership Securities and be responsible for all debts and other obligations of the Partnership (other than with respect to the Preferred Partnership Securities). TXU Europe Limited, as sole general partner, has agreed to indemnify certain officers and agents of the Partnership. During the year ended December 31, 2000, TXU Europe Limited paid approximately $574 thousand for costs associated with the formation of the Partnership, for the issuance of the Preferred Partnership Securities and for other expenses on behalf of the Partnership.

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

Investments - The Partnership's investment in junior subordinated debentures of certain affiliates is recorded at cost. As of December 31, 2000, the fair value of the investment approximates its carrying value. Income on the junior subordinated debentures is accrued when earned. The investment in other eligible securities is limited by the terms of the partnership including investments in certain US government obligations.

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

  In addition, as of December 31, 2000, the Partnership had invested in short-term commercial paper securities. The commercial paper purchased was issued at a discount and interest will be accrued as the commercial paper approaches maturity. Earnings on these and other eligible securities previously invested in through December 31, 2000 are being accumulated and rolled over into principal as the securities mature, since the general partner has not yet declared a distribution of those earnings.

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

Distributions on the Preferred Partnership Securities and the general partnership interest were paid on June 30, October 2, and December 29, 2000.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Trust has no directors or officers. The Trustees of the Trust are as follows:

Administrative Trustees: Kirk R. Oliver

Laura Conn

Philip S. Toler

Jacqueline Harrison

Property Trustee: The Bank of New York

Delaware Trustee: The Bank of New York (Delaware)

Mr. Oliver is the Vice President and Treasurer of TXU Corp. and certain of its subsidiaries. Ms. Conn is the Manager of Corporate Finance and Compliance of TXU Corp. and Treasurer of TXU Business Services Company and TXU Electric Company, subsidiaries of TXU Corp. Mr. Toler is the Finance and Compliance Manager for TXU Business Services. Ms. Harrison is the Manager of TXU Shareholder Services of TXU Business Services Company.

The Partnership has no directors or executive officers. However, the Amended and Restated Agreement of Limited Partnership provides that TXU Europe Limited, as general partner of the Partnership, is solely responsible for the management and direction of the Partnership. The Limited partner does not take part in the management of the Partnership's business.

The following table lists information with respect to the management of TXU Europe Limited:

Name	Age	Position
Erle Nye	63	Director
Philip G. Turberville	49	Director
Paul C. Marsh	42	Director
Derek C. Bonham	57	Director
H. Jarrell Gibbs	63	Director
Michael J. McNally	46	Director
Robert A. Wooldridge	62	Director

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

Derek C. Bonham has served as a director of TXU Europe Limited since May 1999. He has served as Chairman of Imperial Tobacco Group PLC since October 1996. Before that, Mr. Bonham was Chairman of The Energy Group PLC from February 1997 through July 1998. Before that, Mr. Bonham served as Deputy Chairman and Chief Executive of Hanson PLC from November 1993 through February 1997 and as Chief Executive of Hanson PLC from April 1992 through November 1993. Mr. Bonham is also a director of Glaxo Wellcome PLC, Glaxo SmithKline PLC, Imperial Tobacco Group PLC, Newsquest PLC, Fieldens PLC and TXU Corp.

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

Robert A. Wooldridge has been a director of TXU Europe Limited since February 1998. Mr. Wooldridge is a partner in the law firm Worsham Forsythe Wooldridge LLP in Dallas, Texas, which provides legal services to TXU Europe Limited and TXU Eastern Funding, as well as TXU Corp. and other subsidiaries of TXU Corp. Mr. Wooldridge is also a director of TXU Gas Company and TXU Eastern Funding.

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

  Reports on Form 8-K:

  None

  Exhibits:

a) Exhibits filed as a part of Part II are:
Previously Filed*
Exhibit	With File Number	As Exhibit

3(a)	333-93509; 333-93509-01; 333-93509-02 and; 333-93509-03	3(e)	- Trust Agreement of TXU Europe Capital I, dated as of November 22, 1999.
3(b)	333-93509; 333-93509-01; 333-93509-02 and; 333-93509-03	3(f)	- Certificate of Trust of TXU Europe Capital I, dated November 22, 1999.
3(c)	333-93509; 333-93509-01; 333-93509-02 and; 333-93509-03	3(g)	- Agreement of Limited Partnership of TXU Europe Funding I, L.P., dated as of November 22, 1999.
3(d)	333-93509; 333-93509-01; 333-93509-02 and; 333-93509-03	3(h)	Certificate of Limited Partnership of TXU Europe Funding I, L.P., dated November 22, 1999.
3(e)	1-12833 Form 10-K (1999)	4(rrr)
  Amended and Restated Trust Agreement, dated as of March 2, 2000, among TXU Business Services Company, TXU Europe Limited, TXU Europe CP, Inc., and The Bank of New York, The Bank of New York (Delaware), and the Administrative Trustees of TXU Europe Capital I.

3(f)	1-12833 Form 10-K (1999)	4(sss)	Amended and Restated Agreement of Limited Partnership, dated as of March 2, 2000, of TXU Europe Funding I, L.P.
4(a)	1-12833 Form 10-K (1999)	4(ttt)	Preferred Trust Securities Guarantee, dated as of March 2, 2000, between TXU Europe Limited and The Bank of New York.
4(b)	1-12833 Form 10-K (1999)	4(uuu)	Preferred Partnership Securities Guarantee, dated as of March 2, 2000, between TXU Europe Limited and The Bank of New York.
4(c)	1-12833 Form 10-K (1999)	4(vvv)	Indenture (for Unsecured Subordinated Debt Securities), dated as of March 2, 2000, among Funding, TXU Europe Limited and The Bank of New York.
4(d)	1-12833 Form 10-K (1999)	4(www)	Officer's certificate, dated as of March 2, 2000, establishing the terms of the 9.75% Junior Subordinated Deferrable Interest Debentures, Series A, due March 2, 2020, of TXU Eastern Funding Company.
4(e)	1-12833 Form 10-K (1999)	4(xxx)	Deposit Agreement, dated as of March 2, 2000, between The Bank of New York and TXU Eastern Funding Company.
4(f)	1-12833 Form 10-K (1999)	4(yyy)	Indenture (for Unsecured Subordinated Debt Securities) dated as of March 2, 2000, among TXU Europe Group, TXU Europe Limited and The Bank of New York.
4(g)	1-12833 Form 10-K (1999)	4(zzz)	Officer's Certificate, dated as of March 2, 2000, establishing the terms of the 9.75% Junior Subordinated Deferrable Interest Debentures, Series A, due March 2, 2020 of TXU Europe Group.
4(h)	1-12833 Form 10-K (1999)	4(A)	Deposit Agreement, dated as of March 2, 2000, between The Bank of New York TXU Europe Group plc.
99(a)	001-15709-01 and 333-82307-02 Form 10-K (1999)	99(a)	Prospectus, dated February 24, 2000, relating to the Preferred Trust Securities _______________________ * Incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, TXU Europe Capital I has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Signatures	Title	Date
/s/ Kirk Oliver (Kirk Oliver)	Administrative Trustee
/s/ Laura Conn (Laura Conn)	Administrative Trustee
/s/ Phillip Toler (Phillip Toler)	Administrative Trustee	March 29, 2001
/s/ Jackie Harrison (Jackie Harrison)	Administrative Trustee

TXU Europe Capital I has no principal executive officer, principal financial officer, principal accounting officer or board of directors. The Trustees of the Trust (which include the Administrative Trustees, the Property Trustee and the Delaware Trustee) together exercise all powers and perform all functions with respect to the Trust.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, TXU Europe Funding I, L.P. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 29, 2001	TXU Europe Funding I, L.P. By /s/ Paul C. Marsh Name: Paul C. Marsh For and on behalf of TXU Europe Limited, General Partner

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of TXU Europe Limited, General Partner to the Partnership, and in the capacities and on the date indicated.
Signatures	Title	Date
/s/ Erle Nye (Erle Nye)	Director
/s/ Philip G. Turberville (Philip G. Turberville)	Director
/s/ Paul C. Marsh (Paul C. Marsh)	Director
/s/ Derek C. Bonham (Derek C. Bonham)	Director	March 29, 2001
/s/ H. Jarrell Gibbs (H. Jarrell Gibbs)	Director
/s/ Michael J. McNally (Michael J. McNally)	Director
/s/ Robert A. Wooldridge (Robert A. Wooldridge)	Director

TXU Europe Funding I, L.P. has no principal executive officer, principal financial officer, principal accounting officer or board of directors. The Partners of the Partnership, (which include the General Partner and the Limited Partner) together exercise all powers and perform all functions with respect to the Partnership.