Form 10-Q
period 2001-03-31
TXU EUROPE CAPITAL I
filed 2001-05-15
CIK 1099392

SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.  20549



                           FORM 10-Q


  (?) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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





Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.
 Yes __x__        No_____

TABLE OF CONTENTS


Part I. Financial information
                                                           Page

       Item 1. Financial Statements

            Statements of Income -
            Three months ended March 31, 2001 and 2000 .....  2

            Statement of Cash Flows -
            Three months ended March 31, 2001 and 2000 .....  3

            Balance Sheets -
            March 31, 2001 and December 31, 2000 ...........  4

            Notes to Financial Statements ..................  5

            Independent Accountant's Reports ...............  7


       Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations...  8

       Item 3. Quantitative and Qualitative Disclosures
            About Market Risk ..............................  8

Part II. Other Information

       Item 6.Exhibits and Reports on Form 8-K .............  9

Signatures ................................................. 10

                    PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

TXU EUROPE CAPITAL I
STATEMENTS OF INCOME
(Unaudited)

                                      Three Months  Ended
                                           March 31,
                                     -----------------------
                                        2001         2000
                                     ----------   ----------
Income on preferred partnership
securities ........................  $3,656,250   $1,178,125

Distribution expense on preferred
trust securities ..................  (3,656,250)  (1,178,125)
                                     ----------   ----------

Net income ........................  $        -   $        -
                                     ==========   ==========

See Notes to Financial Statements.

TXU EUROPE CAPITAL I
STATEMENT OF CASH FLOWS
(Unaudited)


                                            Three Months Ended
                                                 March 31,
                                         ----------------------------
                                              2001          2000
                                         ------------   -------------
Investing Activities
  Investment in preferred partnership
    securities .........................  $         -   $(150,000,000)
  Income received from investment in
    preferred partnership securities ...            -               -
                                         ------------   -------------
      Cash provided by (used in)
        investing activities ...........            -    (150,000,000)
                                         ------------   -------------
Financing Activities
  Issuance of preferred trust
    securities .........................            -     150,000,000                  00
  Distribution on preferred trust
    securities .........................            -               -
                                         ------------   -------------
      Cash (used in) provided by
        financing activities ...........            -     150,000,000
                                         ------------   -------------
Net change in cash and cash
  equivalents ..........................            -               -
Cash and cash equivalents -
  beginning balance ....................            -               -
                                         ------------   -------------
Cash and cash equivalents - ending
  balance .............................. $          -   $           -
                                         ============   =============

See Notes to Financial Statements.

TXU EUROPE CAPITAL I
BALANCE SHEETS


                                                March 31,
                                                  2001         December 31,
                                               (unaudited)        2000
                                              ------------   -------------
ASSETS

Investment in preferred partnership
securities ................................   $ 150,000,000  $ 150,000,000
Income receivable .........................       3,656,250              -
                                              -------------  -------------
    Total assets ..........................   $ 153,656,250  $ 150,000,000
                                              =============  =============


CAPITALIZATION AND LIABILITIES

Stockholders equity
  Preferred trust securities (9 3/4%
    Trust Originated Preferred
    Securities;  6,900,000 authorized,
    6,000,000 issued and outstanding;
    $25 liquidation amount per security)..    $ 150,000,000  $ 150,000,000
Retained earnings ........................                -              -
                                              -------------  -------------
     Total stockholders' equity ..........      150,000,000    150,000,000
                                              -------------  -------------

Distribution payable .....................        3,656,250              -
                                              -------------  -------------

       Total capitalization and
         liabilities .....................    $ 153,656,250  $ 150,000,000
                                              =============  =============



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

       TXU Europe Limited, the ultimate parent of the Trust and the general partner of the Partnership, has paid compensation to the underwriters of the offering of the Preferred Trust Securities. TXU Europe Limited will pay all fees and expenses related to the organization and operations of the Trust (including any taxes, duties, assessments or governmental charges of whatever nature (other than withholding taxes) imposed by the United States or any other domestic taxing authority upon the Trust) and the offering of the Preferred Trust Securities and is responsible for all debts and other obligations of the Trust (other than the Preferred Trust Securities). TXU Europe Limited has also agreed to indemnify the trustees and certain other persons. During the three months ended March 31, 2001, no payments were made by TXU Europe Limited for expenses on behalf of the Trust.


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

      Investments - The investment in Preferred Partnership Securities represents a limited partnership interest in the Partnership and is recorded at cost. As of March 31, 2001, the fair value of the investment approximates its carrying value. Income on the Preferred Partnership Securities is accrued when earned.

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

    The Partnership initially invested the proceeds from the issuance of the Preferred Partnership Securities and the capital contribution of TXU Europe Limited, as general partner, in subordinated debentures of TXU Eastern Funding Company and TXU Europe Group plc, both subsidiaries of TXU Europe Limited, and in short-term commercial paper securities. The subordinated debentures held by the Partnership are guaranteed by TXU Europe Limited on a subordinated basis.


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

      The Trust will use distributions it receives on the Preferred Partnership Securities to make cash distributions on the Preferred Trust Securities. Distributions on the Preferred Trust Securities were declared on March 31, 2001 and paid on April 4, 2001.

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


5.   Subsequent Event

    On May 11, 2001, TXU Europe Group plc deposited cash with the trustee under the indenture pursuant to which its subordinated debentures were issued in order to satisfy its obligations with respect to the payment of principal and interest on the subordinated debentures and to discharge the indenture. TXU Europe Group plc also irrevocably authorized the trustee to redeem the subordinated debentures on March 2, 2005. The trustee will hold the cash deposited in trust to pay principal and interest when due through the redemption date. TXU Europe Group plc has agreed to pay to the trustee any shortfall if the deposited cash, together with any earnings thereon, is insufficient to pay any principal, interest or other amounts that may become due on the subordinated debentures.

INDEPENDENT ACCOUNTANTS' REPORT


TXU Europe Capital I


We have reviewed the accompanying balance sheet of TXU Europe Capital I (the Trust) as of March 31, 2001, and the related statements of income and cash flows for the three months ended March 31, 2001 and 2000. These financial statements are the responsibility of the Trust's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of the Trust as of December 31, 2000, and in our report, dated February 1, 2001, we expressed an unqualified opinion on that balance sheet. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2000, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.



DELOITTE & TOUCHE

London, England
May 10, 2001

Item  2.   Management's  Discussion and  Analysis  of  Financial
Condition and Results of Operations

   The Trust's activities are limited to issuing securities and investing the proceeds as follows:

   The Trust exists for the exclusive purpose of (i) issuing a control certificate, which entitles the holder to administrative and appointment powers with respect to the Trust, and 9 3/4% Trust Originated Preferred Securities (Preferred Trust Securities) representing undivided beneficial ownership interest in the assets of the Trust, (ii) investing the gross proceeds from the issuance of the Preferred Trust Securities in 9.75% Preferred Partnership Securities of the Partnership representing the limited partnership interests of the Partnership and (iii) engaging in only those other activities necessary or incidental thereto. The Trust has a perpetual existence, subject to certain termination events as provided in its Amended and Restated Trust Agreement. The Partnership is managed by the general partner and exists for the exclusive purpose of (i) issuing its Partnership interests, (ii) purchasing certain eligible debt instruments of TXU Eastern Funding Company and other eligible subsidiaries of TXU Europe Limited and certain other eligible debt securities with the proceeds from (a) the sale of its 9.75% Preferred Partnership Securities, representing limited partnership interests in the Partnership, to the Trust and (b) a capital contribution from TXU Europe Limited in exchange for the general partnership interest in the Partnership (collectively, the Partnership Proceeds).

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

  The Partnership initially invested the Partnership Proceeds in subordinated debentures of TXU Eastern Funding Company and TXU Europe Group plc, both subsidiaries of TXU Europe Limited, and in short-term commercial paper securities. The subordinated debentures held by the Partnership are guaranteed by TXU Europe Limited on a subordinated basis.

   On May 11, 2001, TXU Europe Group plc deposited cash with the trustee under the indenture pursuant to which its subordinated debentures were issued in order to satisfy its obligations with respect to the payment of principal and interest on the subordinated debentures and to discharge the indenture. TXU Europe Group plc also irrevocably authorized the trustee to redeem the subordinated debentures on March 2, 2005. The trustee will hold the cash deposited in trust to pay principal and interest when due through the redemption date. TXU Europe Group plc has agreed to pay to the trustee any shortfall if the deposited cash, together with any earnings thereon, is insufficient to pay any principal, interest or other amounts that may become due on the subordinated debentures.

 Distributions on the Preferred Trust Securities were declared on March 31, 2001 and paid on April 4, 2001.


Item  3.  Quantitative and Qualitative Disclosures About  Market
Risk

   The information required hereunder is not significantly different from the information as set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in the 2000 Form 10-K and is therefore not presented herein.

PART II.  OTHER INFORMATION


Item 6.      EXHIBITS AND REPORTS ON FORM 8-K


 (a)Exhibits filed as a part of Part II are:

       None


 (b) Reports on Form 8-K filed since December 31, 2000, are as follows:


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





                                       TXU EUROPE CAPITAL I


                                       By : /s/ Kirk Oliver
                                           ------------------
                                       Name:    Kirk Oliver
                                       Administrative Trustee


                                       By: /s/  Laura  Conn
                                           ------------------
                                       Name: Laura Conn
                                       Administrative Trustee

Date:  May 14, 2001