Form 10-Q
period 2001-06-30
TXU EUROPE CAPITAL I
filed 2001-08-14
CIK 1099392

SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.  20549



                           FORM 10-Q


  (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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





Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.
 Yes __X___    No _________

TABLE OF CONTENTS


Part  I. Financial information
                                                            Page

    Item 1.  Financial Statements

         Statements of Income -
         Three months and six months ended
            June 30, 2001 and 2000 ......................     2

         Statement of Cash Flows -
           Six months ended June 30, 2001 and 2000.......     3

         Balance Sheets -
            June 30, 2001 and December 31, 2000 .........     4

         Notes to Financial Statements ..................     5

         Independent Accountants' Report ................     7


    Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations     8

    Item 3. Quantitative and Qualitative Disclosures About
            Market Risk .................................     8

Part II. Other Information

       Item 6.Exhibits and Reports on Form 8-K ..........     9

Signatures ..............................................    10

                    PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


TXU EUROPE CAPITAL I
STATEMENTS OF INCOME
(Unaudited)



                                   Three Months Ended             Six Months Ended
                                          June 30,                     June 30,
                                 -------------------------   ------------------------
                                     2001         2000           2001         2000
                                 -----------   -----------   -----------  -----------

Income on preferred
  partnership securities         $ 3,656,250   $ 3,696,875   $ 7,312,500  $ 4,875,000

Distribution expense on
  preferred trust securities      (3,656,250)   (3,696,875)   (7,312,500   (4,875,000)
                                 -----------   -----------   -----------  -----------
   Net  income                   $         -   $         -   $         -  $         -
                                 ===========   ===========   ===========  ===========


See Notes to Financial Statements.

TXU EUROPE CAPITAL I
STATEMENT OF CASH FLOWS
(Unaudited)


                                                 Six Months Ended
                                                     June 30,
                                            --------------------------
                                               2001            2000
                                            -----------   -------------
Investing Activities

Investment in preferred partnership
  securities                                $        -    $(150,000,000)
Income received from investment in
  preferred partnership securities            3,656,250       4,875,000
                                             ----------     -----------
  Cash provided by (used in) investing
    activities                                3,656,250    (145,125,000)
                                             ----------     -----------
Financing Activities

Issuance of preferred trust
  securities                                          -     150,000,000
Distribution on preferred trust
  securities                                 (3,656,250)     (4,875,000)
                                             ----------     -----------
   Cash (used in) provided by
    financing activities                     (3,656,250)    145,125,000
                                             ----------     -----------
Net change in cash and cash
  equivalents                                         -               -
Cash and cash equivalents - beginning
  balance                                             -               -
                                             ----------     -----------
Cash and cash equivalents - ending
  balance                                   $         -     $         -
                                             ==========     ===========


See Notes to Financial Statements.

TXU EUROPE CAPITAL I
BALANCE SHEETS


                                              June 30,
                                                2001         December 31,
                                             (unaudited)         2000
                                             ----------      ------------
ASSETS

Investment in preferred partnership
securities                                  $150,000,000     $150,000,000
Income receivable                              3,656,250                -
                                            ------------     ------------
       Total assets                         $153,656,250     $150,000,000
                                            ============     ============


CAPITALIZATION AND LIABILITIES

Stockholders equity
  Preferred trust securities (9 3/4% Trust
    Originated Preferred Securities;
    6,900,000 authorized, 6,000,000
    issued and outstanding; $25
    liquidation amount per security)         $150,000,000     $150,000,000
  Retained earnings                                     -                -
                                             ------------     ------------
       Total stockholders' equity             150,000,000      150,000,000
                                             ------------     ------------
Distribution payable                            3,656,250                -
                                             ------------     ------------
       Total capitalization and liabilities  $153,656,250     $150,000,000
                                             ============     ============



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

TXU Europe Limited, the ultimate parent of the Trust and the general partner of the Partnership, has paid compensation to the underwriters of the offering of the Preferred Trust Securities. TXU Europe Limited will pay all fees and expenses related to the organization and operations of the Trust (including any taxes, duties, assessments or governmental charges of whatever nature (other than withholding taxes) imposed by the United States or any other domestic taxing authority upon the Trust) and the offering of the Preferred Trust Securities and is responsible for all debts and other obligations of the Trust (other than the Preferred Trust Securities). TXU Europe Limited has also agreed to indemnify the trustees and certain other persons. During the six months ended June 30, 2001, no payments were made by TXU Europe Limited for expenses on behalf of the Trust.


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

Investments - The investment in Preferred Partnership Securities represents a limited partnership interest in the Partnership and is recorded at cost. As of June 30, 2001, the fair value of the investment approximates its carrying value. Income on the Preferred Partnership Securities is accrued when earned.

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

The Trust will use distributions it receives on the Preferred Partnership Securities to make cash distributions on the Preferred Trust Securities. Distributions on the Preferred Trust Securities were declared on June 29, 2001 and paid on July 2, 2001.

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

5.Other

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

INDEPENDENT ACCOUNTANTS' REPORT


TXU Europe Capital I


We have reviewed the accompanying balance sheet of TXU Europe Capital I (the Trust) as of June 30, 2001, and the related statements of income for the three months and six months ended June 30, 2001 and 2000 and statements of cash flows for the six months ended June 30, 2001 and 2000. These financial statements are the responsibility of the Trust's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of the Trust as of December 31, 2000, and the related statements of income and cash flows for the year then ended (not presented herein); and in our report, dated February 1, 2001, we expressed an unqualified opinion on that balance sheet. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2000, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.



DELOITTE & TOUCHE

London, England
August 2, 2001

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

 Distributions on the Preferred Trust Securities were declared on June 29, 2001 and paid on July 2, 2001.


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

       None


 (b) Reports on Form 8-K filed since March 31, 2001, are as follows:


       None

                          SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned hereunto duly authorized.





                                       TXU EUROPE CAPITAL I


                                       By :  /s/Kirk Oliver
                                             -------------------
                                       Name:      Kirk Oliver
                                       Administrative Trustee


                                       By : /s/ Laura  Conn
                                            --------------------
                                       Name: Laura Conn
                                       Administrative Trustee

Date:  August 13, 2001