Form 10-Q
period 2001-09-30
TXU EUROPE CAPITAL I
filed 2001-11-13
CIK 1099392

SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.  20549



                           FORM 10-Q


  (x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                               OR

 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934






              Commission File Number 001-15709-01



                     TXU Europe Capital I



                                                   I.R.S.
                                                   Employer
                                               Identification
   Delaware Business Trust                   No.  75 -6578216




   Energy Plaza, 1601 Bryan Street, Dallas, Texas 75201-3411
                        (214) 812-4600





Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.
 Yes    x         No _____

TABLE OF CONTENTS


Part I. Financial Information                                  Page

     Item 1.  Financial Statements

            Statements of Income -
            Three months and nine months ended September 30,
             2001 and 2000 ..................................    2

            Statement of Cash Flows -
            Nine  months  ended  September 30,
              2001 and 2000 .................................    3

            Balance Sheets -
            September 30, 2001 and December 31, 2000 ........    4

            Notes to Financial Statements ...................    5

            Independent Accountants' Report .................    7


      Item  2. Management's Discussion and Analysis  of
               Financial Condition and Results of Operations..   8

      Item  3. Quantitative and Qualitative Disclosures
               About Market Risk ............................    8

Part II. Other Information

     Item 6.   Exhibits and Reports on Form 8-K .............    9

Signatures ..................................................   10

                    PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

TXU EUROPE CAPITAL I
STATEMENTS OF INCOME
(Unaudited)



                               Three Months Ended     Nine Months Ended
                                    September 30,         September 30,
                             ---------------------   --------------------
                                  2001       2000     2001      2000

Income on preferred
partnership securities        $3,656,250   $3,656,250  $10,968,750  $8,531,250


Distribution expense on
preferred trust securities    (3,656,250)  (3,656,250) (10,968,750) (8,531,250)
                              ___________   _________  ___________  __________

Net income                      $    -        $  -        $ -         $  -                  -         -         -
                              ===========   ==========  ==========   =========


See Notes to Financial Statements.


TXU EUROPE CAPITAL I
STATEMENT OF CASH FLOWS
(Unaudited)


                                            Nine Months Ended
                                              September 30,
                                         ---------------------------
                                             2001        2000
                                         -----------  --------------
Investing Activities
Investment in preferred partnership
securities                               $        -   $(150,000,000)
Income received from investment in
preferred partnership securities           7,312,500      4,875,000
                                          ----------    -----------
Cash provided by (used in) investing
activities                                 7,312,500   (145,125,000)
                                          ----------    -----------
Financing Activities
Issuance of preferred trust securities             -    150,000,000
Distribution on preferred trust
securities                                (7,312,500)    (4,875,000)
                                          ----------    -----------
    Cash (used in) provided by
       financing activities               (7,312,500)   145,125,000
                                          ----------    -----------
Net change in cash and cash equivalents            -             -
                                          ----------    -----------
Cash and cash equivalents - beginning
  balance                                          -             -
                                          ----------    -----------
Cash and cash equivalents - ending
  balance                                 $        -    $        -
                                          ==========    ==========


See Notes to Financial Statements.

TXU EUROPE CAPITAL I
BALANCE SHEETS


                                         September 30,
                                             2001       December 31,
                                          (unaudited)       2000
                                         ------------   -------------
ASSETS
Investment in preferred partnership
securities                                $150,000,000  $150,000,000
Income receivable                            3,656,250             -
                                          ------------   -----------
           Total assets                   $153,656,250  $150,000,000
                                          ============   ===========


CAPITALIZATION AND LIABILITIES
Stockholders equity
  Preferred trust securities (9 3/4%
    Trust Originated Preferred
    Securities;  6,900,000 authorized,
    6,000,000 issued and outstanding;
    $25 liquidation amount per security)  $150,000,000  $150,000,000
Retained earnings                                    -           -
                                           -----------   -----------
            Total stockholders' equity     150,000,000   150,000,000
                                           -----------   -----------

Distribution payable                         3,656,250           -
                                           -----------   -----------
            Total capitalization and
             liabilities                  $153,656,250  $150,000,000
                                           ===========   ===========


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

       TXU Europe Limited, the ultimate parent of the Trust and the general partner of the Partnership, has paid compensation to the underwriters of the offering of the Preferred Trust Securities. TXU Europe Limited will pay all fees and expenses related to the organization and operations of the Trust (including any taxes, duties, assessments or governmental charges of whatever nature (other than withholding taxes) imposed by the United States or any other domestic taxing authority upon the Trust) and the offering of the Preferred Trust Securities and is responsible for all debts and other obligations of the Trust (other than the Preferred Trust Securities). TXU Europe Limited has also agreed to indemnify the trustees and certain other persons. During the nine months ended September 30, 2001, no payments were made by TXU Europe Limited for expenses on behalf of the Trust.


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

      Investments - The investment in Preferred Partnership Securities represents a limited partnership interest in the Partnership and is recorded at cost. As of September 30, 2001, the fair value of the investment approximates its carrying value. Income on the Preferred Partnership Securities is accrued when earned.

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

      The Trust will use distributions it receives on the Preferred Partnership Securities to make cash distributions on the Preferred Trust Securities. Distributions on the Preferred Trust Securities were declared on September 29, 2001 and paid on October 1, 2001.

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

5.   Other

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

INDEPENDENT ACCOUNTANTS' REPORT


TXU Europe Capital I


We have reviewed the accompanying balance sheet of TXU Europe Capital I (the Trust) as of September 30, 2001, and the related statements of income for the three months and nine months ended September 30, 2001 and 2000 and statements of cash flows for the nine months ended September 30, 2001 and 2000. These financial statements are the responsibility of the Trust's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of the Trust as of December 31, 2000, and the related statements of income, cash flows and shareholder's equity for the year then ended (not presented herein); and in our report, dated February 1, 2001, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2000, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.



DELOITTE & TOUCHE

London, England
October 24, 2001

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

 Distributions on the Preferred Trust Securities were declared on September 29, 2001 and paid on October 1, 2001.


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

       None


 (b) Reports on Form 8-K filed since June 30, 2001, are as follows:


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





                                       TXU EUROPE CAPITAL I


                                       By:  /s/Kirk Oliver
                                          --------------------
                                       Name:      Kirk Oliver
                                       Administrative Trustee


                                       By: /s/Laura  Conn
                                          --------------------
                                       Name: Laura Conn
                                       Administrative Trustee

Date:  November 12, 2001







                                        10
583: