Form 10-K
period 2001-12-31
TXU EUROPE CAPITAL I
filed 2002-03-28
CIK 1099392

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                     -- OR--
          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              EXACT NAME OF REGISTRANT
              AS SPECIFIED IN ITS
              CHARTER; ADDRESS OF                                STATE OR OTHER
COMMISSION    PRINCIPAL EXECUTIVE OFFICES;   I.R.S. EMPLOYER     JURISDICTION OF
FILE NUMBER   AND TELEPHONE NUMBER           IDENTIFICATION NO.  INCORPORATION
--------------------------------------------------------------------------------

001-15709-01  TXU Europe Capital I           75 - 6578216          Delaware
              Energy Plaza
              1601 Bryan Street
              Dallas, Texas 75201-3411
              (214) 812-4600


SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                        NAME OF EACH EXCHANGE ON
REGISTRANT                  TITLE OF EACH CLASS             WHICH REGISTERED
----------                  -------------------             ----------------

TXU Europe Capital I      9 3/4% Trust Originated            New York Stock
                           Preferred Securities                Exchange

--------------------------------------------------------------------------------

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  None


Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days.   Yes  X     No
                                                     ---   ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of common equity held by non-affiliates:  None



DOCUMENTS INCORPORATED BY REFERENCE: : PROSPECTUS, DATED FEBRUARY 24, 2000, FILED PURSUANT TO RULE 424(B) (3) IN CONNECTION WITH REGISTRATION STATEMENT ON FORM S-1 (NOS. 333-93509, 333-93509-01, 333-93509-02 AND 333-93509-03) FILED BY
THE REGISTRANT, TXU EUROPE FUNDING I, L. P., TXU EASTERN FUNDING COMPANY AND TXU EUROPE LIMITED, INCORPORATED IN PART BY REFERENCE IN PART I.

                                TABLE OF CONTENTS
                                                                           Page

                                     PART I

ITEM 1.  BUSINESS ............................................................1

         SUMMARY CORPORATE STRUCTURE..........................................1

         TXU EUROPE CAPITAL I ................................................1

         TXU EUROPE LIMITED...................................................1

ITEM 2.  PROPERTIES...........................................................2

ITEM 3.  LEGAL PROCEEDINGS....................................................2

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................2


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS..................................................2

ITEM 6.  SELECTED FINANCIAL DATA..............................................2

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS..................................2

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT.......................3
         MARKET RISK

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................4

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE..................................11


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...................11

ITEM 11. EXECUTIVE COMPENSATION...............................................11

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......11

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................11


                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K......12


SIGNATURES   .................................................................14

                                     PART I

     ITEM 1.  BUSINESS

                           SUMMARY CORPORATE STRUCTURE

         TXU Corp.

                  TXU Europe Limited

                           TXU Europe CP, Inc.

                                  TXU Europe Capital I



                              TXU Europe Capital I

TXU Europe Capital I (TXU Europe Capital or the Trust) is a statutory business trust created under the Delaware Business Trust Act pursuant to a trust agreement (Trust Agreement) and the filing of a certificate of trust with the Secretary of State of the State of Delaware on November 22, 1999. The Trust Agreement was subsequently amended by an Amended and Restated Trust Agreement dated as of March 2, 2000. TXU Europe CP, Inc. (the Control Party), a Delaware corporation, retains administrative and appointment powers with respect to the trust by virtue of its ownership of the trust's control certificate. The control certificate does not provide any economic interest in the trust to the Control Party. The trust exists for the exclusive purpose of (i) issuing the control certificate and 9 3/4% Trust Originated Preferred Securities (Preferred Trust Securities) representing undivided beneficial ownership interests in the assets of the Trust, (ii) investing the gross proceeds from the issuance of the Preferred Trust Securities in 9.75% Preferred Partnership Securities of TXU Europe Funding I, L.P. (Partnership), representing the limited partnership interests of the Partnership and (iii) engaging in only those other activities necessary or incidental thereto. The Trust has a perpetual existence, subject to certain termination events as provided in its Amended and Restated Trust Agreement. The Trust has no employees.


                               TXU EUROPE LIMITED

     TXU Europe Limited is the sole general partner of the Partnership. In addition, the Control Party is a wholly-owned subsidiary of TXU Europe Limited. TXU Europe Limited is a private limited company incorporated under the laws of England and Wales on February 5, 1998 and is an indirect wholly-owned subsidiary of TXU Corp. TXU Corp. is a global energy services company that engages in electricity generation, wholesale energy trading, retail energy marketing, energy delivery, other energy related services and, through a joint venture, telecommunications services. TXU Europe Limited is a holding company for TXU Corp.'s United Kingdom (UK) and other European operations.

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

ITEM 2.  PROPERTIES

     None

ITEM 3.  LEGAL PROCEEDINGS

      TXU Europe Capital knows of no material legal or arbitration proceedings which could have a material adverse effect upon TXU Europe Capital's business or financial position.

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

ITEM 6.  SELECTED FINANCIAL DATA

     The Trust has been in existence from formation (November 22, 1999). The financial condition and results of operations as of and for the years ended December 31, 2001 and 2000 for the Trust are presented elsewhere herein. As there were no changes in the financial condition or results of operations for the period from formation through December 31, 1999, a table of selected financial data was not considered necessary and has not been provided herein.

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

     Distributions on the Preferred Trust Securities, cumulative from the March 2, 2000 issuance date, were declared and paid to the respective holders of those securities on June 30, 2000. Additional quarterly distributions were made on October 2, 2000, December 29, 2000, March 30, 2001, July 2, 2001, September 28, 2001 and December 31, 2001.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

     Interest rate market risk is not significant to the Trust as all of the securities and investments involved, except for the eligible debt securities, are at fixed rates. A change in market interest rate has no effect on interest accrued or on cash flows. Investments in eligible debt securities during the year ended December 31, 2001 were in the form of US Treasury bills or commercial paper, which are of short-term duration and earn interest at current market rates. The carrying value of these securities approximates their fair value. Earnings on these securities previously invested in through December 31, 2001 are being accumulated and rolled over into principal as the securities mature as the general partner has not yet declared a distribution of those earnings.

     There is a currency risk associated with the payment of funds as the earnings of TXU Europe Limited and TXU Europe Group plc are in UK pounds sterling but the payments on the Preferred Trust Securities are in US dollars.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


To the Trustees of TXU Europe Capital I

          We have audited the accompanying balance sheets of TXU Europe Capital I (the "Trust") as of December 31, 2001 and 2000, and the related statements of income and cash flows for the years then ended. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, such financial statements present fairly, in all material respects, the financial position of the Trust as of December 31, 2001 and 2000, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.



DELOITTE & TOUCHE
January 31, 2002
London, England

TXU EUROPE CAPITAL I
STATEMENTS OF INCOME



                                                Year Ended December 31,

                                                -----------------------

                                                     2001           2000
                                                    -------        ------


Income on preferred partnership securities.....    $14,625,000    $12,187,500


Distribution expense on preferred trust .......    (14,625,000)   (12,187,500)
 securities


Net income ....................................     $         -   $         -
                                                    ===========    ===========


See Notes to Financial Statements.

TXU EUROPE CAPITAL I
STATEMENT OF CASH FLOWS


                                                                                    Year Ended
                                                                                   December 31,
                                                                        -----------------------------------
                                                                             2001               2000
                                                                        ----------------    ---------------
INVESTING ACTIVITIES
      Investment in preferred partnership securities.............        $           -      $(150,000,000)
      Income received from investment in preferred partnership
         securities .............................................           14,625,000         12,187,500
                                                                          ------------       ------------
         Cash provided from (used in) investing activities ......           14,625,000       (137,812,500)

FINANCING ACTIVITIES
     Issuance of preferred trust securities .....................                    -        150,000,000
     Distribution on preferred trust securities .................          (14,625,000)       (12,187,500)
                                                                          -------------     -------------

         Cash (used in) provided by financing activities ........          (14,625,000)       137,812,500
                                                                          -------------       -----------
Net change in cash and cash equivalents .........................                    -                  -
                                                                          -------------       -----------
Cash and cash equivalents - beginning balance ...................                    -                  -
                                                                          -------------       -----------

Cash and cash equivalents - ending balance ......................         $          -        $         -
                                                                          =============       ===========


See Notes to Financial Statements.

TXU EUROPE CAPITAL I
BALANCE SHEETS


                                                                                   December 31,
                                                                        -----------------------------------

                                                                             2001                2000
                                                                        ----------------    ---------------

ASSETS

Investment in preferred partnership securities...................         $150,000,000        $150,000,000
                                                                        --------------      --------------

      Total assets ..............................................         $150,000,000        $150,000,000
                                                                        ==============      ==============


CAPITALIZATION AND LIABILITIES

Stockholders equity
    Preferred trust securities (93/4% Trust Originated Preferred
        Securities;  6,900,000 authorized, 6,000,000 issued and
        outstanding; $25 liquidation amount per security) .......         $150,000,000        $150,000,000


            Total stockholders' equity ..........................          150,000,000         150,000,000
                                                                        --------------      --------------
            Total capitalization and liabilities ................         $150,000,000        $150,000,000
                                                                        ==============      ==============


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

          INVESTMENTS - The investment in Preferred Partnership Securities represents a limited partnership interest in the Partnership and is recorded at cost. As of December 31, 2001, the fair value of the investment approximates its carrying value. Income on the Preferred Partnership Securities is accrued when earned.

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

          The Trust will use distributions it receives on the Preferred Partnership Securities to make cash distributions on the Preferred Trust Securities. Distributions on the Preferred Trust Securities were made on June 30, October 2, and December 29, 2000. Additional quarterly distributions were made on March 30, 2001, July 2, 2001, September 28, 2001 and December 31, 2001.

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


None


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Trust has no directors or officers. The Trustees of the Trust are as follows:

Administrative Trustees:            Kirk R. Oliver
                                    Tony Horton
                                    Michael Perkins
                                    Philip S. Toler

Property Trustee:                   The Bank of New York
Delaware Trustee:                   The Bank of New York (Delaware)

     Mr. Oliver is the Treasurer of TXU Corp. and Senior Vice President and Treasurer of certain other TXU Corp. subsidiaries. Mr. Horton is Director of Finance for TXU Business Services Company. Mr. Perkins is Manager of Compliance and Analysis for TXU Business Services Company. Mr. Toler is Manager of Finance for TXU Business Services Company.


ITEM 11. EXECUTIVE COMPENSATION

     None of the Administrative Trustees of the Trust receives any compensation for serving as an Administrative Trustee or acting in any capacity for the Trust separate from his or her compensation as an employee of TXU Corp.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The control certificate of the Trust is owned directly or indirectly by TXU Europe Limited and ultimately held indirectly by TXU Corp.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     TXU Europe Limited has agreed to pay all fees and expenses related to the organization and operations of the Trust.

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


     (b)  Reports on Form 8-K:

          None


     (c)  Exhibits:

          a)  Exhibits filed as a part of Part II are:



                        Previously Filed*
                 ---------------------------------
   Exhibit        With File Number      As Exhibit
----------       -----------------     -----------


3(a)                333-93509;            3(e)       -      Trust Agreement of TXU Europe Capital I, dated as of
                   333-93509-01;                            November 22, 1999.
                 333-93509-02 and;
                   333-93509-03

3(b)                333-93509;            3(f)       -      Certificate of Trust of TXU Europe Capital I, dated
                   333-93509-01;                            November 22, 1999.
                 333-93509-02 and;
                   333-93509-03

3(c)                333-93509;            3(g)       -      Agreement of Limited Partnership  of TXU Europe
                   333-93509-01;                            Funding I, L.P., dated as of November 22, 1999.
                 333-93509-02 and;
                   333-93509-03

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

3(f)                  1-12833            4(sss)      -      Amended and Restated  Agreement of Limited
                 Form 10-K (1999)                           Partnership, dated as of March 2, 2000, of TXU Europe
                                                            Funding I, L.P.

4(a)                  1-12833            4(ttt)      -      Preferred Trust Securities Guarantee, dated as of
                 Form 10-K (1999)                           March 2, 2000, between TXU Europe Limited and The
                                                            Bank of New York.

4(b)                  1-12833            4(uuu)      -      Preferred Partnership Securities Guarantee, dated
                 Form 10-K (1999)                           as of March 2, 2000, between TXU Europe Limited and
                                                            The Bank of New York.




4(c)                  1-12833            4(vvv)      -      Indenture (for Unsecured Subordinated Debt
                 Form 10-K (1999)                           Securities), dated as of March 2, 2000, among
                                                            Funding, TXU Europe Limited and The Bank of New York.

4(d)                  1-12833            4(www)      -      Officer's certificate, dated as of March 2, 2000,
                 Form 10-K (1999)                           establishing the terms of the 9.75% Junior
                                                            Subordinated
                                                            Deferrable Interest
                                                            Debentures, Series
                                                            A, due March 2,
                                                            2020, of TXU Eastern
                                                            Funding Company.

4(e)                  1-12833            4(xxx)      -      Deposit Agreement, dated as of March 2, 2000,
                 Form 10-K (1999)                           between The Bank of New York and TXU Eastern Funding
                                                            Company.

4(f)                  1-12833            4(yyy)      -      Indenture (for Unsecured Subordinated Debt
                 Form 10-K (1999)                           Securities) dated as of March 2, 2000, among TXU
                                                            Europe Group, TXU Europe Limited and The Bank of New
                                                            York.

4(g)                  1-12833            4(zzz)      -      Officer's Certificate, dated as of March 2, 2000,
                 Form 10-K (1999)                           establishing the terms of the 9.75% Junior
                                                            Subordinated
                                                            Deferrable Interest
                                                            Debentures, Series
                                                            A, due March 2, 2020
                                                            of TXU Europe Group.

4(h)                  1-12833             4(A)       -      Deposit Agreement, dated as of March 2, 2000,
                 Form 10-K (1999)                           between The Bank of New York TXU Europe Group plc.

99(a)             001-15709-01 and        99(a)       -     Prospectus, dated February 24, 2000, relating to the
                 333-82307-02 Form                          Preferred Trust Securities
                    10-K (1999)






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



                                               Title                 Date
                                               -----                 ----

             Signatures
             ----------

          /s/ Kirk Oliver               Administrative Trustee  |
------------------------------------                            |
           (Kirk Oliver)                                        |
                                                                |
                                                                |
          /s/ Tony Horton               Administrative Trustee  |
------------------------------------                            |
           (Tony Horton)                                        |
                                                                |
                                                                |
        /s/ Michael Perkins             Administrative Trustee  | March 25, 2002
------------------------------------                            |
         (Michael Perkins)                                      |
                                                                |
                                                                |
          /s/ Philip Toler              Administrative Trustee  |
------------------------------------                            |
           (Philip Toler)                                       |



         TXU Europe Capital I has no principal executive officer, principal financial officer, principal accounting officer or board of directors. The Trustees of the Trust (which include the Administrative Trustees, the Property Trustee and the Delaware Trustee) together exercise all powers and perform all functions with respect to the Trust.