Form 10-Q
period 2002-03-31
TXU EUROPE CAPITAL I
filed 2002-05-15
CIK 1099392

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                    FORM 10-Q

           (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                    -- OR --

          ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                            ------------------------


                       Commission File Number 001-15709-01

                              TXU EUROPE CAPITAL I


                                                  I.R.S. Employer Identification
Delaware Business Trust                                  No.  75 - 6578216


            Energy Plaza, 1601 Bryan Street, Dallas, Texas 75201-3411
                                 (214) 812-4600

Indicate by check mark whether the registrant (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.

 Yes  X        No
     ---         ---

TABLE OF CONTENTS
--------------------------------------------------------------------------------


PART I.  FINANCIAL INFORMATION                                      PAGE


            ITEM 1.  FINANCIAL STATEMENTS

                     Statements of Income -
                     Three months ended March 31, 2002 and 2001.............  2

                     Statements of Cash Flows -
                     Three months ended March 31, 2002 and 2001.............  3
                     Balance Sheets -
                     March 31, 2002 and December 31, 2001...................  4

                     Notes to Financial Statements..........................  5

                     Independent Accountants' Reports.......................  7


            ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS....................  8

            ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                     MARKET RISK............................................  8

PART II. OTHER INFORMATION

            ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.......................  9

SIGNATURES.................................................................. 10

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


TXU EUROPE CAPITAL I
STATEMENTS OF INCOME
(UNAUDITED)



                                                                        THREE MONTHS ENDED
                                                                             MARCH 31,
                                                              --------------------------------------

                                                                     2002                2001
                                                              ---------------------------------------

Income on preferred partnership securities.................        $ 3,656,250          $ 3,656,250

Distribution expense on preferred trust securities ........         (3,656,250)          (3,656,250)
                                                                   -----------          ------------

Net income ................................................        $         -          $         -
                                                                   ===========          ===========


See Notes to Financial Statements.

TXU EUROPE CAPITAL I
STATEMENTS OF CASH FLOWS
(UNAUDITED)


                                                                         THREE MONTHS ENDED
                                                                             MARCH 31,
                                                                      ------------------------
                                                                         2002           2001
                                                                      -----------    ---------
INVESTING ACTIVITIES
      Income received from investment in preferred partnership
         securities .............................................     $ 3,656,250    $       -
                                                                      -----------    ---------
         Cash provided by investing activities ..................       3,656,250            -
                                                                      -----------    ---------

FINANCING ACTIVITIES
     Distribution on preferred trust securities .................      (3,656,250)           -
                                                                      -----------    ---------
         Cash used in financing activities ......................      (3,656,250)           -
                                                                      -----------    ---------
Net change in cash and cash equivalents .........................               -            -
                                                                      -----------    ---------
Cash and cash equivalents - beginning balance ...................               -            -
                                                                      -----------    ---------
Cash and cash equivalents - ending balance ......................     $         -    $       -
                                                                      ===========    =========


See Notes to Financial Statements.

TXU EUROPE CAPITAL I
BALANCE SHEETS



                                                                        ARCH 31, 2002     DECEMBER 31,
                                                                         (UNAUDITED)          2001
                                                                        --------------   --------------
ASSETS

Investment in preferred partnership securities.......................   $ 150,000,000     $ 150,000,000
                                                                        --------------    -------------

        Total assets ................................................   $ 150,000,000     $ 150,000,000
                                                                        ==============    =============


CAPITALIZATION AND LIABILITIES

Stockholders equity

    Preferred trust securities (9 3/4% Trust Originated Preferred
        Securities; 6,900,000 authorized, 6,000,000 issued and
        outstanding; $25 liquidation amount per security) ...........   $ 150,000,000     $ 150,000,000
                                                                        --------------    -------------

        Total stockholders' equity ..................................     150,000,000       150,000,000
                                                                        --------------    -------------

        Total capitalization and liabilities ........................   $ 150,000,000     $ 150,000,000
                                                                        ==============    =============


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

          TXU Europe Limited, the ultimate parent of the Trust and the general partner of the Partnership, has paid compensation to the underwriters of the offering of the Preferred Trust Securities. TXU Europe Limited will pay all fees and expenses related to the organization and operations of the Trust (including any taxes, duties, assessments or governmental charges of whatever nature (other than withholding taxes) imposed by the United States or any other domestic taxing authority upon the Trust) and the offering of the Preferred Trust Securities and is responsible for all debts and other obligations of the Trust (other than the Preferred Trust Securities). TXU Europe Limited has also agreed to indemnify the trustees and certain other persons. During the period ended March 31, 2002, no payments were made by TXU Europe Limited for expenses on behalf of the Trust.

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

          INVESTMENTS - The investment in Preferred Partnership Securities represents a limited partnership interest in the Partnership and is recorded at cost. As of March 31, 2002, the fair value of the investment approximates its carrying value. Income on the Preferred Partnership Securities is accrued when earned.

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

          The Trust uses distributions it receives on the Preferred Partnership Securities to make cash distributions on the Preferred Trust Securities. Distributions on the Preferred Trust Securities were made on March 28, 2002.

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

INDEPENDENT ACCOUNTANTS' REPORT


To the Trustees of TXU Europe Capital I:


We have reviewed the accompanying balance sheet of TXU Europe Capital I (the Trust) as of March 31, 2002, and the related statements of income and cash flows for the three months ended March 31, 2002 and 2001. These financial statements are the responsibility of the Trust's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of the Trust as of December 31, 2001, and the related statements of income, cash flows and shareholder's equity for the year then ended (not presented herein); and in our report, dated January 31, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2001, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

DELOITTE & TOUCHE

London, England
April 23, 2002

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

     Distributions on the Preferred Trust Securities were made on March 28,
2002.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information required hereunder is not significantly different from the information as set forth in Item 7A. Quantitative and Qualitative Disclosures About Market Risk included in the 2001 Form 10-K and is therefore not presented herein.

PART II.  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

   (a)    Exhibits filed as a part of Part II are:

          None


(b)       Reports on Form 8-K filed since December 31, 2001, are as follows:

           None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned hereunto duly authorized.

                                                   TXU EUROPE CAPITAL I

                                          By:        /s/ Kirk Oliver
                                               ---------------------------------
                                          Name:  Kirk Oliver
                                          Administrative Trustee


                                          By:        /s/  Tony Horton
                                               ---------------------------------
                                          Name:  Tony Horton
                                          Administrative Trustee

Date:  May 14, 2002

================================================================================