Form 10-Q
period 2002-06-30
TXU EUROPE CAPITAL I
filed 2002-08-14
CIK 1099392

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549




                                    FORM 10-Q

           () QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes    X       No
    --------      ---------

TABLE OF CONTENTS
--------------------------------------------------------------------------------

PART I.  FINANCIAL INFORMATION                                              PAGE
                                                                            ----

         ITEM 1.  FINANCIAL STATEMENTS

                   Statements of Income -
                   Three months and six months ended
                   June 30, 2002 and 2001..............................        2

                   Statements of Cash Flows -
                   Six months ended June 30, 2002 and 2001.............        3
                   Balance Sheets -
                   June 30, 2002 and December 31, 2001.................        4

                   Notes to Financial Statements.......................        5

                   Independent Accountants' Reports....................        7


        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS..........................        8

        ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.    8

PART II. OTHER INFORMATION

        ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.......................        9

SIGNATURES.............................................................       10

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TXU EUROPE CAPITAL I
STATEMENTS OF INCOME
(UNAUDITED)

                                                              THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                   JUNE 30,                           JUNE 30,
                                                              ------------------                  ----------------
                                                              2002             2001             2002              2001
                                                              ----             ----             ----              ----
Income on preferred partnership securities...........    $ 3,656,250       $ 3,656,250     $ 7,312,500         $ 7,312,500

Distribution on preferred trust securities ..........     (3,656,250)       (3,656,250)     (7,312,500)         (7,312,500)

Net income ..........................................    $         -       $         -     $         -         $         -
                                                         ===========       ============    ===========         ============


See Notes to Financial Statements.

TXU EUROPE CAPITAL I
STATEMENTS OF CASH FLOWS

(UNAUDITED)

                                                                                SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                                ----------------
                                                                             2002             2001
                                                                             ----             ----
INVESTING ACTIVITIES
      Income received from investment in preferred
       partnership securities ...................................       $ 3,656,250       $ 3,656,250
                                                                        -----------       -----------
         Cash provided by investing activities ..................         3,656,250         3,656,250
                                                                        -----------       -----------
FINANCING ACTIVITIES
     Distribution on preferred trust securities .................        (3,656,250)       (3,656,250)
                                                                        -----------       -----------
         Cash used in financing activities ......................        (3,656,250)       (3,656,250)
                                                                        -----------       -----------
Net change in cash and cash equivalents .........................                 -                 -
                                                                        -----------       -----------
Cash and cash equivalents - beginning balance ...................                 -                 -
                                                                        -----------       -----------
Cash and cash equivalents - ending balance ......................       $         -       $         -
                                                                        ===========       ===========


See Notes to Financial Statements.

TXU EUROPE CAPITAL I
BALANCE SHEETS

                                                                              JUNE 30, 2002       DECEMBER 31,
                                                                               (UNAUDITED)            2001
                                                                              -------------       ------------
ASSETS

Investment in preferred partnership securities.......................         $ 150,000,000      $ 150,000,000
Income receivable....................................................             3,656,250                  -
                                                                              -------------      -------------
           Total assets .............................................         $ 153,656,250      $ 150,000,000
                                                                              =============      =============


CAPITALIZATION AND LIABILITIES

Stockholders' equity
    Preferred trust securities (9 3/4% Trust Originated Preferred
        Securities; 6,900,000 authorized, 6,000,000 issued and
        outstanding; $25 liquidation amount per security) ...........         $ 150,000,000      $ 150,000,000

Distribution payable.................................................             3,656,250                  -

            Total stockholders' equity ..............................           153,656,250        150,000,000

             Total capitalization and liabilities ...................         $ 153,656,250      $ 150,000,000
                                                                              =============      =============


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

              TXU Europe Limited, the ultimate parent of the Trust and the general partner of the Partnership, has paid compensation to the underwriters of the offering of the Preferred Trust Securities. TXU Europe Limited will pay all fees and expenses related to the organization and operations of the Trust (including any taxes, duties, assessments or governmental charges of whatever nature (other than withholding taxes) imposed by the United States or any other domestic taxing authority upon the Trust) and the offering of the Preferred Trust Securities and is responsible for all debts and other obligations of the Trust (other than the Preferred Trust Securities). TXU Europe Limited has also agreed to indemnify the trustees and certain other persons. During the period ended June 30, 2002, no payments were made by TXU Europe Limited for expenses on behalf of the Trust.

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

              INVESTMENTS - The investment in Preferred Partnership Securities represents a limited partnership interest in the Partnership and is recorded at cost. As of June 30, 2002, the fair value of the investment approximates its carrying value. Income on the Preferred Partnership Securities is accrued when earned.

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

              The Trust uses distributions it receives on the Preferred Partnership Securities to make cash distributions on the Preferred Trust Securities. Distributions on the Preferred Trust Securities were made on March 28, 2002 and July 1, 2002.

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

INDEPENDENT ACCOUNTANTS' REPORT

To the Trustees of TXU Europe Capital I:

We have reviewed the accompanying balance sheet of TXU Europe Capital I (the Trust) as of June 30, 2002, and the related statements of income for the three month and six month periods ended June 30, 2002 and 2001 and cash flows for the six month period ended June 30, 2002 and 2001. These financial statements are the responsibility of the Trust's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the balance sheet of the Trust as of December 31, 2001, and the related statements of income, cash flows and stockholders' equity for the year then ended (not presented herein); and in our report, dated January 31, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of December 31, 2001, is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

DELOITTE & TOUCHE

London, England
August 13, 2002

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

    Distributions on the Preferred Trust Securities were made on March 28, 2002 and July 1, 2002.

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

PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    (a)   Exhibits filed as a part of Part II are:

          99(a)  Principal Executive Officer Certification

          99(b)  Principal Financial Officer Certification

    (b)   Reports on Form 8-K filed since March 31, 2002, are as follows:

          None

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned hereunto duly authorized.

                                             TXU EUROPE CAPITAL I


                                          By:  /s/ Kirk Oliver
                                             ----------------------------------
                                             Name:   Kirk Oliver
                                             Title:  Administrative Trustee


                                          By:  /s/ Tony Horton
                                             ----------------------------------
                                             Name:   Tony Horton
                                             Title:  Administrative Trustee


Date:  August 14, 2002